Form 10-Q
period 2005-09-30
Securus Technologies, Inc.
filed 2005-11-15
CIK 1320051

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒   Quarterly report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
OR
☐   Transition report pursuant to sections 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
Commission file number 333-124962
SECURUS TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0673095 (I.R.S. Employer Identification No.)
14651 Dallas Parkway, Suite 600
Dallas, Texas 75254-8815
(972) 277-0300
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No    ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)   Yes   ☐   No    ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No    ☒

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SECURUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,	September 30,
	2004	2005
		(Unaudited)
ASSETS

Cash and cash equivalents	$1,879	$235
Restricted cash	1,347	1,379
Accounts receivable, net (note 2)	67,498	62,437
Prepaid expenses and other current assets	3,932	3,184
Refundable income taxes	634	1,400
Current deferred income taxes	2,806	4,208

Total current assets	78,096	72,843
Property and equipment, net (note 2)	36,170	41,853
Intangibles and other assets, net (note 2)	107,657	106,331
Goodwill	50,213	49,325

Total assets	$272,136	$270,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$40,532	$37,061
Accrued liabilities (note 2)	41,891	37,240
Deferred revenue and customer advances	4,317	4,214
Current portion of long-term debt (note 3)	117	138

Total current liabilities	86,857	78,653
Deferred income taxes	18,300	18,334
Long-term debt, net of current portion (note 3)	189,820	200,690
Other long-term liabilities	—	1,777

Total liabilities	294,977	299,454

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.01 stated value, 1,000,000 shares authorized; 560,717 shares and 596,027 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	5	5
Additional paid-in capital	33,902	33,902
Accumulated deficit	(56,748)	(62,949)

Total stockholders’ deficit	(22,841)	(29,042)

Total liabilities and stockholders’ deficit	$272,136	$270,412

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2004 (Successor) and 2005 (Successor) and
for the 62 Day Period from January 1, 2004 to March 2, 2004 (Predecessor) and for the 262 Day Period from January 12, 2004 (Inception) to September 30, 2004 (Successor) and
for the Nine Months Ended September 30, 2005 (Successor)
(Amounts in thousands)

			For the
			62 Day	For the	For the
	For the Three	For the Three	Period from	262 Day Period from	Nine Months
	Months Ended	Months Ended	January 1, 2004 to	January 12, 2004 to	Ended
	September 30,	September 30,	March 2,	September 30,	September 30,
	2004	2005	2004	2004	2005
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenue:
Telecommunication services	$8,789	$5,614	$7,552	$22,988	$20,091
Direct call provisioning	30,261	76,706	9,651	52,416	224,935
Solution services	5,537	12,074	—	6,220	35,184
Equipment sales and other	1,262	358	232	2,021	1,026

Total revenue	45,849	94,752	17,435	83,645	281,236
Cost of service (exclusive of depreciation and amortization shown separately below):
Telecommunication services	3,632	2,748	3,126	9,415	8,908
Direct call provisioning, exclusive of bad debt expense	20,346	50,205	6,536	35,622	147,447
Direct call provisioning bad debt expense	4,209	9,325	1,594	6,522	29,392
Solution services	5,120	9,484	—	5,609	28,556
Cost of equipment sold and other	779	50	131	1,069	169

Total cost of service	34,086	71,812	11,387	58,237	214,472
Selling, general and administrative	7,541	12,665	3,032	13,854	36,112
Compensation expense on employee stock options	—	—	4,069	—	—
Research and development	749	—	607	1,747	171
Impairment of telecommunication assets	—	—	285	—	—
Gain on sale of assets	—	—	—	—	(4)
Employee severance	1,746	18	—	3,127	633
Loss on debt extinguishment	2,802	—	1,239	2,802	—
Depreciation and amortization	3,387	5,741	1,649	6,867	16,991

Total operating costs and expenses	50,311	90,236	22,268	86,634	268,375

Operating (loss) income	(4,462)	4,516	(4,833)	(2,989)	12,861
Transaction fees and expenses	120	—	5,365	181	—
Interest and other expenses, net	4,766	6,570	2,191	7,701	19,958

Loss before income taxes	(9,348)	(2,054)	(12,389)	(10,871)	(7,097)
Income taxes benefit	(1,705)	(1,270)	(2,575)	(1,983)	(896)

Net (loss) income applicable to common stockholders	$(7,643)	$(784)	$(9,814)	$(8,888)	$(6,201)

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the 62 Day Period from January 1, 2004 to March 2, 2004 (Predecessor) and for the 262 Day Period from January 12, 2004 (Inception) to September 30, 2004 (Successor) and
for the Nine Months Ended September 30, 2005 (Successor)
(Amounts in thousands)

	For the
	62 Day	For the	For the
	Period from	262 Day Period from	Nine Months
	January 1, 2004 to	January 12, 2004 to	Ended
	March 2,	September 30,	September 30,
	2004	2004	2005
		(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss from continuing operations	$(9,814)	$(8,888)	$(6,201)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities from continuing operations:
Depreciation and amortization	1,649	6,867	16,991
Impairment of telecommunication assets	285	—	—
Deferred income taxes	(2,575)	(1,983)	(896)
Conversion of interest paid-in-kind to secured subordinated notes	—	919	5,601
Gain on sale of fixed assets	—	—	(4)
Equity income (loss) from unconsolidated affiliates	27	(122)	—
Transaction costs	5,365	(5,195)	—
Accretion of discount on subordinated note payable	384	—	378
Loss on debt extinguishment	1,239	2,802	—
Amortization of deferred financing costs and debt discounts	—	3,406	634
Changes in operating assets and liabilities, net of effects of acquisitions:
Restricted cash	—	(1,077)	(32)
Accounts receivable	(3,298)	(2,789)	5,061
Prepaid expenses and other current assets	(3,650)	1,447	751
Other assets	(3,302)	1,066	(664)
Accounts payable	915	7,422	(3,594)
Accrued liabilities and other liabilities	8,970	(1,772)	(5,095)

Net cash (used in) provided by operating activities from continuing operations	$(3,805)	$2,103	$12,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment including cost of intangibles	$(562)	$(6,155)	$(18,732)
Purchase of T-Netix stock and repayment of T-Netix debt in connection with merger, net of cash acquired	—	(70,238)	—
Purchase of Evercom stock and repayment of Evercom debt in connection with merger, net of cash acquired	—	(130,746)	—

Net cash used in investing activities	$(562)	$(207,139)	$(18,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from second-priority senior secured notes	$—	$150,383	$—
Proceeds from senior subordinate notes	—	40,000	—
Advances on revolving credit facility	—	8,976	5,000
Payments on T-Netix senior secured term note (old)	(875)	—	—
Debt issuance costs	—	(11,080)	(755)
Redemption of warrants in connection with merger	—	(941)	—
Payments on other debt	(5)	(43)	(87)
Proceeds from issuance of T-Netix senior secured notes, net of payments	—	35,353	—
Proceeds from issuance of T-Netix secured subordinated notes	—	26,000	—
Proceeds from issuance of common stock	—	31,000	—
Payment of long-term debt in connection with merger	—	(67,396)	—

Net cash (used in) provided by financing activities	$(880)	$212,252	$4,158

(Decrease) increase in cash and cash equivalents	$(5,247)	$7,216	$(1,644)
Cash and cash equivalents at beginning of period	22,875	—	1,879

Cash and cash equivalents at end of period	$17,628	$7,216	$235

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$643	$8,728	$17,093

Income taxes	$43	$195	$—

NONCASH FINANCING AND INVESTING ACTIVITIES:
Leasehold improvements	$—	$—	$1,800

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a) Unaudited Quarterly Financial Statements
     The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to reflect a fair representation of the financial position and results of the operations of Securus Technologies, Inc. (“Securus” or the “Company”) for the three month period ending September 30, 2004 and the 262-day period from January 12, 2004 (Inception) to September 30, 2004 and the three and nine months interim periods ending September 30, 2005. All adjustments, in the opinion of management, are of a normal and recurring nature. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of T-Netix, Inc. (“T-Netix”), our Predecessor, and the Company included in Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-124962) filed on June 24, 2005. The condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America and prepared pursuant to Article X of Regulation S-X of the Securities and Exchange Commission.
     (b) Comprehensive Income
     Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that certain items such as foreign currency translation adjustments and unrealized gains and losses on certain derivative instruments classified as a hedge be presented as separate components of shareholders’ equity. Total comprehensive loss for the three months ended September 30, 2004 and 2005 was $(7.6) million and $(0.8) million, respectively. Total comprehensive loss for the 62 day period from January 1, 2004 to March 2, 2004 was $(9.8) million. Total comprehensive loss for the nine months ended September 30, 2004 and 2005 was $(8.9) million and $(6.2) million, respectively.
     (c) New Accounting Pronouncements
     In March 2005, the Financial Accounting Standard Board (“FASB”) issued Financial Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of SFAS No. 143, which clarifies the term “conditional asset retirement obligation” used in SFAS No. 143, Accounting for Asset Retirement Obligations, and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is required to be adopted no later than September 30, 2005. The adoption of this pronouncement is not expected to have a material impact on our condensed consolidated financial statements.
     (d) Reclassification
     Certain amounts have been reclassified to conform with current period presentation.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. BALANCE SHEET COMPONENTS
     Accounts receivable consist of the following (in thousands):

	December 31,	September 30,
	2004	2005
		(Unaudited)
Accounts receivable, net:
Trade accounts receivable	$75,284	$78,844
Advance commissions receivable	1,641	1,604
Other receivables	3,805	94

	80,730	80,542
Less: Allowance for doubtful accounts	(13,232)	(18,105)

	$67,498	$62,437

     At December 31, 2004 and September 30, 2005, the Company had advanced commissions to certain facilities totaling $1.8 million, and $1.7 million, respectively, which are recoverable from such facilities as a reduction of earned commissions for specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year, with the remaining long-term portion recorded in other assets.
     Bad debt expense for the three months ended September 30, 2004 was $4.2 million, or 13.9%, of direct call provisioning revenue of $30.3 million. Bad debt expense for the three months ended September 30, 2005 was $9.3 million, or 12.2%, of direct call provisioning revenue of $76.7 million. Bad debt expense for the 62-day period from January 1, 2004 to March 2, 2004 was $1.6 million, or 16.5%, of direct call provisioning revenue of $9.7 million. Bad debt expense for the 262-day period from January 12, 2004 to September 30, 2004 was $6.5 million, or 12.4%, of direct call provisioning revenue of $52.4 million. Bad debt expense for the nine months ended September 30, 2005 was $29.4 million, or 13.1%, of direct call provisioning revenue of $224.9 million.
     Property and equipment consists of the following (in thousands):

	December 31,	September 30,
	2004	2005
		(Unaudited)
Property and equipment, net:
Telecommunications equipment	$27,372	$31,178
Leasehold improvements	1,973	4,229
Construction in progress	6,738	7,685
Vehicles	65	65
Office equipment	7,489	9,269

	43,637	52,426
Less: Accumulated depreciation and amortization	(7,467)	(10,573)

	$36,170	$41,853

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Intangibles and other assets consist of the following (in thousands):

	December 31, 2004
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$18,163	$(457)	$17,706	11.6
Deferred financing costs	7,983	(229)	7,754	7.4
Purchased technology assets	2,102	(133)	1,969	4.3
Capitalized software development costs	6,310	(714)	5,596	3.1
Acquired contract rights	74,983	(2,425)	72,558	11.8
Non-current portion of commission advances to facilities	111	—	111
Deposits and long-term prepayments	1,367	—	1,367
Other	600	(4)	596

	$111,619	$(3,962)	$107,657

	September 30, 2005
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
	(Unaudited)
Patents and trademarks	$18,467	$(1,761)	$16,706	11.6
Deferred financing costs	8,737	(831)	7,906	7.4
Purchased technology assets	5,740	(737)	5,003	4.7
Capitalized software development costs	6,310	(2,251)	4,059	4.8
Acquired contract rights	78,476	(8,011)	70,465	11.5
Non-current portion of commission advances to facilities	111	—	111
Deposits and long-term prepayments	1,439	—	1,439
Other	642		642

	$119,922	$(13,591)	$106,331

     Certain intangibles and other assets amounts have been reclassified as of December 31, 2004. Amortization expense for the three months ended September 30, 2004 and 2005 was $1.4 million and $3.0 million, respectively. Amortization expense for the 62-day period from January 1, 2004 to March 2, 2004 was $0.1 million. Amortization expense for the 262-day period from January 12, 2004 to September 30, 2004 was $2.6 million. Amortization expense for the nine months ended September 30, 2005 was $9.0 million. Estimated amortization expense related to intangibles and other assets, excluding deferred financing costs, at September 30, 2005 and for each of the next five years through September 30, 2010 and thereafter is summarized as follows (in thousands):

Period ending September 30 (unaudited):
2006	$13,242
2007	13,138
2008	11,437
2009	10,433
2010	9,545
Thereafter	46,344

$104,139

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Accrued liabilities consist of the following (in thousands):

	December 31,	September 30,
	2004	2005
		(Unaudited)
Accrued expenses	$27,876	$29,107
Accrued compensation	3,571	2,905
Accrued severance and exit costs	1,953	1,012
Accrued taxes	3,255	2,727
Accrued interest and other	5,236	1,489

	$41,891	$37,240

     In conjunction with the acquisition of Evercom Holdings, Inc. (“Evercom”) on September 9, 2004, the Company adopted a plan to consolidate T-Netix and Evercom operations, terminate redundant employees, and exit certain leased premises. As a result, the Company recorded a liability of $2.5 million for these costs as of September 9, 2004. Of this amount, $0.8 million was capitalized as part of the Evercom purchase price representing severance for Evercom employees identified by the plan. The plan was formulated by the Company between July and September 2004 and was substantially completed by July 2005. Approximately 70 employees were terminated under the plan. Between September 9, 2004 and December 31, 2004, the Company paid over $0.5 million associated with the plan as follows (in thousands):

	Balance			Balance
	September 9,			December 31,
	2004	Additions	Payments	2004
Severance and related costs	$—	$2,301	$(547)	$1,754
Leased facility and other costs	—	199	—	199

	$—	$2,500	$(547)	$1,953

     During the nine months ended September 30, 2005, the Company entered into separation agreements with certain executives. As a result of FASB No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company accrued approximately $0.6 million related to severance payment for these executives. Accrued severance as of September 30, 2005 (unaudited) consists of the following (in thousands):

	Balance			Balance
	January 1,			September 30,
	2005	Additions	Payments	2005
Severance and related costs	$1,754	$633	$(1,486)	$901
Leased facility and other costs	199	—	(88)	111

	$1,953	$633	$(1,574)	$1,012

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. DEBT
     Debt consists of the following (in thousands):

	December 31,	September 30,
	2004	2005
		(Unaudited)
Revolving credit facility	$—	$5,000
Second-priority senior secured notes	154,000	154,000
Senior subordinated notes	42,116	47,717
Other	225	138

	196,341	206,855

Less unamortized discount on senior secured notes and senior subordinated notes	(6,404)	(6,027)

	189,937	200,828

Less current portion of long-term debt	(117)	(138)

	$189,820	$200,690

     Revolving Credit Facility. In connection with the acquisition of Evercom, the Company obtained a new revolving credit facility (the “revolver”) with a syndicate of banks and other lending institutions. The revolver is subject to a borrowing base limitation equal to 80% of the “eligible receivables” plus 50% of “eligible inventory” as each such term is defined in the related credit agreement. The revolver provides for financing on a revolving basis of up to $30.0 million that expires on September 9, 2009. Amounts unused under the revolving credit facility are subject to a fee, payable quarterly, based on a per annum rate of 0.5%. Advances bear simple interest at an annual rate equal to one of the following, at the Company’s option: (i) the Prime Rate; or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2.50%. Interest is payable quarterly, in arrears. Advances received on the revolver bear interest at the Company’s option using the prime rate, which was 5.25% at December 31, 2004 and 6.75% at September 30, 2005. The Company draws from the available credit on the revolver to cover normal business cash requirements. As of December 31, 2004, the Company had $24.3 million of borrowing availability under the revolver. As of September 30, 2005, the Company had $18.6 million of borrowing availability under the revolver.
     Under the revolver, the Company also has available a $12.5 million sub-facility for letters of credit typically used to provide collateral for service bonds required by contracts with correctional facilities. As of December 31, 2004 and September 30, 2005, $5.7 million and $6.4 million, respectively, of this line had been utilized. We pay a quarterly fee equal to a per annum rate 2.625% on amounts reserved under the letters of credit. The revolver was amended on October 12, 2005 as further explained in Note 6.
     Second-priority Senior Secured Notes. On September 9, 2004, the Company issued $154.0 million of Second-priority Senior Secured Notes that bear interest at an annual rate of 11%. All principal is due September 9, 2011. Additionally, to the extent the Company generates excess cash flow (as defined) in any calendar year beginning with the year ending December 31, 2005, the Company is required by the Second-priority Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 104% of face value. Interest is payable semiannually on March 1 and September 1 and payments commenced on March 1, 2005. In connection with the Company’s offering, the Second-priority Senior Secured Notes were issued at a discount to face value of $3.6 million or 97.651%. Proceeds obtained from the issuance of Second-priority Senior Secured Notes were used to finance the acquisition of Evercom and to repay outstanding long-term debt obligations.
     Senior Subordinated Notes. On September 9, 2004, the Company issued $40.0 million of Senior Subordinated Notes, unsecured and subordinate to the revolver, that bear interest at an annual rate of 17%.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Interest is payable at the end of each calendar quarter, or, as restricted by the Company’s revolving credit facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated notes, commencing on December 31, 2004. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014. In connection with the issuance of the Senior Subordinated Notes, Securus issued warrants to acquire 51,011 shares of Securus common stock at an exercise price of $0.01 per share to the Senior Subordinated Noteholders. As a result, Securus discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance. Proceeds obtained from the issuance of the Senior Subordinated Notes were used to finance the acquisition of Evercom, repay outstanding long-term debt obligations, and for general operating purposes. During the year ended December 31, 2004, $2.1 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. During the nine months ended September 30, 2005, $5.6 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes.
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
     The Company’s credit facilities contain, among other items, financial and operating covenants that require the maintenance of certain financial ratios, including specified interest coverage ratios, maintenance of minimum levels of operating cash flows (as defined), and maximum capital expenditure limitations. These covenants also limit the Company’s ability to incur additional indebtedness, make certain payments including dividends to stockholders, invest and divest company assets, and sell or otherwise dispose of capital stock. In the event that the Company fails to comply with the covenants and restrictions, as specified in the credit agreements, the Company may be in default at which time payment of the long-term debt and unpaid interest may be accelerated and become immediately due and payable. As of December 31, 2004, the Company was in compliance with all of the financial covenants on each of the foregoing facilities. However, the Company was not in compliance with a covenant under the Revolving Credit Facility requiring delivery of annual audited financial statements for its fiscal year ended December 31, 2004 and obtained a waiver from its Revolving Credit Facility lenders. The Company delivered the required financial statements to its Revolving Credit Facility lenders on May 16, 2005.
     The Company was subject to a registration rights agreement pursuant under which the Company agreed to exchange the outstanding Second-priority Senior Secured Notes for registered 11% Second-priority Senior Secured Notes due 2011 (the “Exchange Offer”). Pursuant to this registration rights agreement, the Company agreed to file a registration statement relating to such Exchange Offer on or before March 28, 2005 and consummate a registered exchange offer on or before July 6, 2005. As a result of the timing of the Company’s filing of the registration statement and consummation such Exchange Offer, the Company was required to pay an additional 0.5% interest to its Second-priority Senior Secured Noteholders from March 28, 2005 to May 16, 2005, the filing date of the Exchange Offer registration statement, and from July 7, 2005 to July 27, 2005, the consummation date of the Exchange Offer.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. SEGMENT INFORMATION
     Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting operating segments in annual financial statements. SFAS No. 131 also establishes standards for disclosures about products and services, geographic areas and major customers.
     The Company’s management has chosen to organize the enterprise around differences in products and services. During 2004 and 2005, the Company had four reportable segments: (i) Telecommunication Services; (ii) Direct Call Provisioning; (iii) Solutions Services; and (iv) Equipment Sales and Other. Through these segments, the Company provided inmate telecommunication products and services for correctional facilities, including security enhanced call processing and call validation and billing services for inmate calling. Depending upon the contractual relationship at the site and the type of customer, the Company provided these products and services through service agreements with other telecommunications service providers, including Verizon, AT&T, SBC Communications, Sprint and Qwest (i.e., Telecommunication Services segment and Solutions Services segment) and through direct contracts between the Company and correctional facilities (i.e., Direct Call Provisioning segment). In addition, the Company sold systems to certain telecommunication providers (i.e., Equipment Sales and Other segment).
     The Company evaluates performance of each segment based on operating results. Total assets are those owned by or allocated to each segment. Assets included in the “Corporate and Other” column of the following table include all assets not specifically allocated to a segment. There are no intersegment sales. The Company’s reportable segments are specific business units that offer different products and services and have varying operating costs associated with such products. The Company uses estimation to allocate certain direct costs and selling, general and administrative costs, as well as for depreciation and amortization, goodwill, and capital expenditures. Estimation is required in these cases because the Company does not have the capability to specifically identify such costs to a particular segment. The estimation is based on relevant factors such as proportionate share of revenue of each segment to the total business.
     Segment information for the three months ended September 30, 2004 (Successor), is as follows (in thousands):

	Telecom-			Equipment
	munication	Direct Call	Solutions	Sales &	Corporate
	Services	Provisioning	Services	Other	and Other	Total
Revenue from external customers	$8,789	$30,261	$5,537	$1,262	$—	$45,849

Gross margin	$5,157	$5,706	$417	$483	$—	$11,763
Depreciation and amortization	988	655	94	48	1,602	3,387

Other operating costs and expenses	—	584	73	196	11,985	12,838

Operating income (loss)	$4,169	$4,467	$250	$239	$(13,587)	(4,462)

Transaction fees and expenses						120

Interest and other expenses, net						4,766

Segment loss from continuing operations before income taxes						$(9,348)

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Segment information for the three months ended September 30, 2005 (Successor), is as follows (in thousands):

	Telecom-			Equipment
	munication	Direct Call	Solutions	Sales &	Corporate
	Services	Provisioning	Services	Other	and Other	Total
Revenue from external customers	$5,614	$76,706	$12,074	$358	$—	$94,752

Gross margin	$2,866	$17,176	$2,590	$308	$—	$22,940

Depreciation and amortization	1,159	4,573	—	9	—	5,741

Other operating costs and expenses	—	2,030	379	—	10,274	12,683

Operating income (loss)	$1,707	$10,573	$2,211	$299	$(10,274)	4,516

Interest and other expenses, net						6,570

Segment loss from continuing operations before income taxes						$(2,054)

     Segment information for the 62-day period from January 1, 2004 to March 2, 2004 (Predecessor), is as follows (in thousands):

	Telecom-		Equipment
	munication	Direct Call	Sales &	Corporate
	Services	Provisioning	Other	and Other	Total
Revenue from external customers	$7,552	$9,651	$232	$—	$17,435

Gross margin	$4,426	$1,521	$101	$—	$6,048

Depreciation and amortization	542	268	33	806	1,649

Other operating costs and expenses	—	—	103	9,129	9,232

Operating income (loss)	$3,884	$1,253	$(35)	$(9,935)	(4,833)

Transaction fees and expenses					5,365

Interest and other expenses, net					2,191

Segment loss from continuing operations before income taxes					$(12,389)

Capital expenditures	$211	$351	$—	$—	$562

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Segment information for the 262-day period from January 12, 2004 to September 30, 2004 (Successor), is as follows (in thousands):

	Telecom-			Equipment
	munication	Direct Call	Solutions	Sales &	Corporate
	Services	Provisioning	Services	Other	and Other	Total
Revenue from external customers	$22,988	$52,416	$6,220	$2,021	$—	$83,645

Gross margin	$13,573	$10,272	$611	$952	$—	$25,408

Depreciation and amortization	1,785	1,240	137	69	3,636	6,867

Other operating costs and expenses	—	582	73	370	20,505	21,530

Operating income (loss)	$11,788	$8,450	$401	$513	$(24,141)	(2,989)

Transaction expenses						181

Interest and other expenses, net						7,701

Segment loss from continuing operations before income taxes						$(10,871)

Capital expenditures	$1,282	$3,902	$—	$—	$971	$6,155

     Segment information for the nine months ended September 30, 2005 (Successor), is as follows (in thousands):

	Telecom-			Equipment
	munication	Direct Call	Solutions	Sales &	Corporate
	Services	Provisioning	Services	Other	and Other	Total

Revenue from external customers.	$20,091	$224,935	$35,184	$1,026	$—	$281,236

Gross margin	$11,183	$48,096	$6,628	$857	$—	$66,764

Depreciation and amortization	2,600	14,255	—	37	99	16,991

Other operating costs and expenses	—	3,988	574	34	32,316	36,912

Operating income (loss)	$8,583	$29,853	$6,054	$786	$(32,415)	12,861

Interest and other expenses, net						19,958

Segment loss from continuing operations before income taxes						$(7,097)

Total assets	$12,925	$222,259	$17,670	$1,381	$16,177	$274,012

Goodwill	$—	$49,325	$—	$—	$—	$49,325

Capital expenditures	$—	$12,356	$—	$—	$6,376	$18,732

5. STOCKHOLDERS’ EQUITY
     During the three months ended September 30, 2005, the Company sold 35,310 shares of Class B Common Stock under the 2004 Restricted Stock Purchase Plan to certain members of management. These shares are subject to forfeiture pursuant to the terms of management’s respective Restricted Stock Purchase Agreements and the 2004 Restricted Stock Purchase Plan and the restrictions described herein and therein. The restricted periods end upon either the occurrence of certain events or upon lapse of time. With respect to 33.34% of the stock, the restricted period ends upon the lapse of time in equal increments with certain exceptions. The restricted period for up to 33.33% of the stock ends upon the sale of the Company’s stock to an independent third party, as defined in the 2004 Restricted Stock Plan. With respect to the remaining shares, the restricted period ends upon the Company attaining certain performance measures determined by the Company’s Board of Directors. Further, upon a change of control of the Company, the restricted period could end for all of the restricted shares that have not previously vested. The restricted shares

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
are entitled to dividends, if declared, which will be distributed upon termination of the restricted period with respect to any such restricted shares. The Company measures compensation expense on these restricted shares commensurate with their vesting schedules. For the portion of the restricted shares that vest contingently with the occurrence of certain events, the Company records compensation expense when such events become probable. On December 31, 2004 and September 30, 2005, the incremental compensation expense on the restricted shares issued to the Company’s CEO and other executives were determined based on the estimated fair value of the Class B Common Stock, which resulted in a negligible compensation charge to the condensed consolidated statements of operations.
6. SUBSEQUENT EVENT
     On October 12, 2005, the Company entered into a first amendment (the “First Amendment”) to the Revolving Credit Facility, dated as of September 9, 2004, among the Company, ING Capital LLC and the other lenders parties thereto. The First Amendment adds a $10.0 million letter of credit facility, which is in addition to the $12.5 million letter of credit facility already contained in the Existing Credit Agreement. Unlike the existing $12.5 million letter of credit facility, letters of credit issued under the new $10.0 million letter of credit facility will not directly reduce revolver borrowing availability under the Existing Credit Agreement. The First Amendment also (i) reduces certain borrowing costs, including the applicable interest rate margin on the Company’s Eurodollar loans from 2.5% to 2.0% and (ii) increases the Company’s maximum permitted annual capital expenditures from $22.0 million to $30.0 million for the years ended December 31, 2005 and 2006. The First Amendment provides the Company with greater flexibility to capitalize on market opportunities in light of the departure of two dominant industry competitors. In connection with the execution of the First Amendment, the Company paid a $75,000 commitment fee, which was capitalized as loan cost and will be amortized as interest expense over the remaining life of the Revolving Credit Facility, in addition to reimbursing the lenders for their expenses.
* * * * *

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
Special Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. Any statements contained in this quarterly report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates,” “believes,” “expects,” “intends,” “seeks to,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements. All forward-looking statements are based on information available to the Company on the date hereof, and investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements. These factors include, but are not limited to: (i) competition in our industry and in the telecommunications industry generally; (ii) our substantial amount of debt; (iii) our accumulated deficit; (iv) the changing dynamics of our industry and business; (v) the integration of Evercom into our business; (vi) our financial results being dependent on the success of our billing and bad debt management systems; (vii) loss of major partners or customers and recent trends in the inmate telecommunications industry and the risks of government contracts; (viii) protection of our proprietary technology and ensuring that we do not infringe on the proprietary technology of other companies; (ix) our ability to adopt to new technologies and respond effectively to customer requirements or provide new products and services; (x) control by our equity investors; (xi) our ability to adapt to changes in state and federal regulations that apply to the inmate telecommunications industry; (xii) extensive government legislation and regulations; and (xiii) other factors detailed from time to time in our filings with the SEC.
Overview
     We are the largest independent provider of inmate telecommunications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities such as juvenile detention centers, private jails and halfway houses in the United States and Canada. As of September 30, 2005, we provided service to approximately 3,100 correctional facilities.
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
Revenues
     We derived approximately 80.0% of our actual revenues for the nine months ended September 30, 2005 from our direct operation of inmate telecommunication systems located in correctional facilities in 48 states and the provision of related services. We enter into multi-year agreements with the correctional facilities, pursuant to which we serve as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, we pay a commission to the correctional facility based upon inmate telephone use. Our commission rates averaged approximately 43% of direct revenues for the nine month period ended September 30, 2005. We install and generally retain ownership of the telephones and the associated equipment and provide additional services tailored to the specialized needs of the corrections industry and to the requirements of each individual correctional facility, such as call activity recording and call blocking. In our direct call provisioning business, we earn the full retail value of the call and pay corresponding line charges and commissions. As a result, our direct call provisioning business gross profit dollars are higher, but our gross profit margin is lower, than in our services business.
     We derived approximately 7.1% of our actual revenues for the nine months ended September 30, 2005 by providing telecommunication services to RBOCs, LECs and IXCs, our service partners, typically through subcontracts in connection with the RBOCs’, LECs’ or IXCs’ separate contracts with larger correctional institutions. In such instances, we provide equipment, security enhanced call processing, call validation, and service and support to the telecommunications provider, rather than directly to the facility. Although our revenues for services to telecommunications service providers are lower than in our direct call provisioning business, where we provide the service to the facility directly and receive the retail value of the call, we do not incur all the additional capital costs related to these larger contracts that typically require up-front or guaranteed commission payments. Our gross margin percentage for providing telecommunications services is higher than the margin for our direct call provisioning business because we do not incur commissions, transport costs or risks of collection.
     We also offer our solutions services, as described below, and the sale of equipment to RBOCs, LECs and IXCs as customers to support their telecommunication contracts with correctional facilities. We derived approximately 12.5% of our actual revenues for the nine months ended September 30, 2005 from our Solutions business. The Solutions business consists of providing validation, uncollectible account management and billing services. In this business, accounts receivable generated from calls placed by inmates in correctional facilities are typically purchased from the third party inmate telecommunication providers and we accept responsibility for call validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC, LEC or IXC customer. However, all purchased receivables must be processed and validated through our risk management system prior to allowing the call to be completed and also must be billed through our proprietary billing systems. Revenues from our Solutions services equal the difference between the face value of the receivables purchased and the amount we pay the RBOC, LEC or IXC customer for the discounted accounts receivable. Because revenues associated with our Solutions business represent only a percentage of the face value of the receivables purchased, the associated billing and collection fees and uncollectible account expense represent a much higher percentage of revenues as compared to our direct call provisioning business. In the Solutions business, we do not bear any of the costs of facility commissions, equipment, line charges or direct sales charges, but bear the risk of unbillable and uncollectible accounts receivable.
     We also sell equipment, typically consisting of our inmate calling system and digital recording systems, to a limited number of telecommunication services providers and some direct facilities.

     In our direct call provisioning business, we accumulate call activity data from our various installations and bill our revenues related to this call activity primarily through direct billing agreements, or in some cases through billing aggregators. In each case, we accrue the related telecommunication costs for validating, transmitting, billing and collection, bad debt, and line and long-distance charges, along with commissions payable to the facilities. In our services business, our service partner bills the called party and we either share the revenues with our service partner or receive a prescribed fee for each call completed. We also charge fees for additional services such as customer support and advanced validation.
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
     Bad Debt. We account for bad debt as a cost of providing telecommunications in our direct call provisioning and Solutions business lines. We accrue the related telecommunications cost charges along with an allowance for unbillable and uncollectible calls, based on historical experience. Charges for inmate telephone calls on a collect basis are considered unbillable, in cases when there is no billing address for the telephone number called, or uncollectible, when the billed party is unable or unwilling to pay for the call. We use a proprietary, specialized billing and bad-debt management system to integrate our billing with our call blocking, validation, and customer inquiry procedures. We seek to manage our higher risk revenues by proactively requiring certain billed parties to prepay collect calls or be directly billed by us. This system utilizes multi-variable algorithms to minimize bad debt expense by adjusting our credit policies and billing. For example, when unemployment rates are high, we may decrease credit to less creditworthy-billed parties or require them to purchase prepaid calling time in order to receive inmate calls. This system, combined with the direct billing to LECs, has enabled us to realize what we believe to be industry-low bad debt margins. Bad debt tends to rise as the economy worsens and is subject to numerous factors, some of which may not be known. To the extent our bad debt management system overcompensates for bad debt exposure by limiting credit to billed parties, our revenues and profitability may decline as fewer calls are permitted to be made.
     Field Operations and Maintenance Costs. Field operations and maintenance costs consist of service administration costs for correctional facilities, including salaries and related personnel expenses, and inmate calling systems (including related equipment), repair and maintenance. The costs of providing services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs, and inmate calling systems repair and maintenance expenses.
     SG&A. SG&A expenses consist of corporate overhead and selling expenses, including marketing, legal, regulatory and research and development costs.
     Purchase Accounting. We acquired T-Netix on March 3, 2004, and Evercom on September 9, 2004, in each case utilizing the purchase method of accounting. As a result, our financial statements do not include the operations of these two companies for periods prior to their respective dates of acquisition, and period-to-period comparisons of results of operations may not be meaningful.
     Integration Costs. We commenced integrating the operations of Evercom and T-Netix shortly following our acquisition of Evercom in September 2004. The integration has involved consolidating the personnel, systems and facilities of the two companies, which is designed to improve our operating efficiencies over the long term. As of the beginning of July 2005, the integration was substantially complete.
Industry Trends
     In the first quarter of 2005 large industry participants Verizon and AT&T communicated plans to exit the inmate telecommunications business. Verizon has subsequently not attempted to renew their accounts as they have come to term, and we expect this trend to continue. We have recently learned that Verizon has sold a portion of their remaining business to one of our smaller competitors. AT&T has recently sold their inmate telecommunications business to one of our competitors. During 2004, Verizon and AT&T were our two largest telecommunication services customers, and AT&T was our largest Solutions customer. These actions by Verizon and AT&T continue the recent trend of large dominant telecommunications carriers exiting the direct inmate telecommunications business. For the three and nine month periods ended September 30, 2005, telecommunication services and Solution revenues generated under our agreements with Verizon and AT&T were as follows (in thousands):

	Telecommunication Services
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Verizon	$1,227	$6,138
AT&T	$1,125	$3,298

	Solutions Services
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
AT&T	$8,753	$25,301
     We anticipate that our revenues and profits associated with these customers will continue to decline and that agreements we have in place with these two companies will not be renewed upon expiration. We believe it is reasonable to expect that our competitor, who recently purchased the AT&T inmate business, will elect to replace our services over time with their internal resources or will procure services from other third parties who otherwise do not compete with them on a direct call provisioning basis. In two cases, the competitor has already notified us of their intention to eliminate our services. Contractually, the competitor can replace our Solutions services as their underlying phone contracts with correctional facilities expire. In addition to the expected continuing declines in telecommunication service and Solutions revenues associated with AT&T and Verizon, we expect telecommunications business from our other customers to continue to decline given the industry trend of large dominant telecommunications carriers exiting the market.
     Notwithstanding the foregoing developments and the anticipated declining revenue stream associated with our highly profitable telecommunication services product line, we believe that the departure of large industry participants such as Verizon and AT&T from the direct call provisioning business may present significant opportunities for us and other independent providers in the future. Specifically, we expect to be well positioned to procure agreements to provide direct call provisioning services to those corrections facilities previously serviced by Verizon and AT&T because we already provide some inmate capabilities to those facilities currently serviced by Verizon and AT&T on a sub-contractor basis. However, we anticipate that contracts to service the facilities and accounts currently serviced by Verizon and AT&T will likely be subject to competitive bidding. Moreover, if we seek to secure inmate telecommunications contracts with larger county and state departments of corrections, we may be required to provide multi-million dollar up front payments, surety bonds or guaranteed commissions, as well as incur the cost of equipment and similar costs. Although we have typically incurred equipment and similar costs in connection with providing telecommunication and Solution services, we have not incurred the high capital costs related to these larger contracts, which have historically been absorbed by our RBOC and IXC partners. Given the large up-front costs associated with the procurement of larger county and state departments of corrections inmate telecommunication contracts, we will be required on a case-by-case basis to weigh the sufficiency of benefits of bidding on such contracts given the large up-front payment requirements and the anticipated lower gross margins we will generate on such agreements.

Results of Operations
     The following table (in thousands) sets forth, for the three months ended September 30, 2004 and 2005, the 262-day period from January 12, 2004 to September 30, 2004 and for the nine months ended September 30, 2005, the results of operations of the Company.

					For the
					262 Day
					Period from		For the
	For the Three		For the Three		January 12,		Nine Months
	Months Ended		Months Ended		2004 to		Ended
	September 30,	% of	September 30,	% of	September 30,	% of	September 30,	% of
	2004	Rev.	2005	Rev.	2004 (1)	Rev.	2005	Rev.
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue:
Telecommunication services	$8,789	19%	$5,614	6%	$22,988	27%	$20,091	7%
Direct call provisioning	30,261	66	76,706	81	52,416	63	224,935	80
Solution services	5,537	12	12,074	13	6,220	7	35,184	13
Equipment sales and other	1,262	3	358	0	2,021	3	1,026	0

Total revenue	45,849	100	94,752	100	83,645	100	281,236	100
Expenses:
Cost of service	34,086	74	71,812	76	58,237	70	214,472	76
Selling, general and administrative	7,541	17	12,665	13	13,854	17	36,112	13
Research and development	749	2	—	0	1,747	2	171	0
Gain on sale of assets	—	0	—	0	—	0	(4)	0
Employee severance	1,746	4	18	0	3,127	4	633	0
Loss on debt extinguishment	2,802	6	—	0	2,802	3	—	0
Depreciation and amortization	3,387	7	5,741	6	6,867	8	16,991	6

Total operating costs and expenses	50,311	110	90,236	95	86,634	104	268,375	95

Operating (loss) income	(4,462)	(10)	4,516	5	(2,989)	(4)	12,861	5
Transaction fees and expenses	120	0	—	0	181	0	—	0
Interest and other expenses, net	4,766	10	6,570	7	7,701	9	19,958	7

Loss before income taxes	(9,348)	(20)	(2,054)	(2)	(10,871)	(13)	(7,097)	(2)
Income taxes benefit	(1,705)	(4)	(1,270)	(1)	(1,983)	(2)	(896)	0

Net loss applicable to common stockholders	$(7,643)	(16)	$(784)	(1)	$(8,888)	(11)	$(6,201)	(2)

(1)	This column presents the data for Securus for the period from January 12, 2004 (inception) to September 30, 2004 and does not include information from T-Netix (Predecessor) for the period January 1, 2004 to March 2, 2004, prior to our acquisition of T-Netix on March 3, 2004.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004
     Total Revenues. Total revenues for the three months ended September 30, 2005 increased by $49.0 million, or 107.0%, to $94.8 million from $45.8 million for three months ended September 30, 2004. Our revenues for the three month period ended September 30, 2005 represent the consolidated operations of T-Netix and Evercom for such period while revenues for the three months ended September 30, 2004 do not include Evercom’s revenues of $47.0 million that preceded our acquisition of Evercom. The remaining increase of $2.0 million was comprised of an increase in Solutions services revenues of $1.2 million and an increase in direct call provisioning revenues of $4.9 million, offset by a decrease in telecommunications services revenues of $3.2 million and a decrease in equipment sales revenues of $0.9 million. As a result of recent hurricanes in the United States, our revenues, principally direct call provisioning revenues, decreased by $0.4 million during September 2005. We expect our revenues to continue to be negatively affected, albeit to a lesser degree, in the fourth quarter of 2005.
     Telecommunications services revenues for the three months ended September 30, 2005 decreased by $3.2 million, or 36.4%, to $5.6 million from $8.8 million for the three months ended September 30, 2004. This decrease was primarily attributable to accounts that we did not retain upon contract renewal or accounts that converted to direct provisioning revenue. Telecommunication services revenues are expected to continue to decline as Verizon exits the market, as our competitor who recently purchased AT&T’s inmate telecommunication business replaces our services, and as we continue in most cases to attempt to convert telecommunications services accounts to direct call provisioning accounts as they come up for bid.
     Direct call provisioning revenues for the three months ended September 30, 2005 increased by $46.4 million, or 153.1%, to $76.7 million from $30.3 million for the three months ended September 30, 2004. Direct call provisioning revenues for the three months ended September 30, 2004 exclude revenues of $41.5 million that were generated by Evercom prior to our acquisition of Evercom. The remaining $4.9 million increase was comprised of revenue growth of $8.7 million offset by the conversion of our direct provisioning contract with the State of North Carolina to Solutions services during the last half of 2004, which represented a $3.8 million decrease. The $8.7 million increase consisted of growth in the number of inmates and accounts served and revenue from new fees charged to end users to recoup billing costs.
     Solutions services revenues for the three months ended September 30, 2005 were $12.1 million, as compared to $5.5 million for the three months ended September 30, 2004. Solutions services revenues for the three months ended September 30, 2004 exclude $5.4 million of Solutions services revenues generated by Evercom during the three months ended September 30, 2004 prior to our acquisition of Evercom. The remaining increase of $1.2 million resulted from new business awarded to the Company by AT&T and the impact of the conversion of a contract with the State of North Carolina from direct provisioning to Solutions services. We expect our Solutions services revenues to decline in the future as our competitor, who recently purchased AT&T’s inmate telecommunications business replaces our services.
     Equipment sales and other revenues for the three months ended September 30, 2005 decreased by $0.9 million, or 69.2%, to $0.4 million from $1.3 million for the three months ended September 30, 2004. Equipment sales and other revenues decreased by $0.9 million primarily due to the strategy we have pursued whereby on a selective basis we have attempted to convert accounts from telecommunications services revenue to direct call provisioning revenue. As a result of this strategy, our telecommunications services customers, who also are typically our equipment sales customers, purchased less equipment from us in 2005 and we expect this trend to continue.
     Cost of Service. Total cost of service increased by $37.7 million, or 110.6%, for the three months ended September 30, 2005 to $71.8 million from $34.1 million for the three months ended September 30, 2004. Cost of service for the three months ended September 30, 2004 excludes $37.0 million that was generated by Evercom prior to our acquisition of Evercom. The remaining increase of $0.7 million was primarily due to the change in mix of our operating revenues. Our direct call provisioning and Solutions services revenue increased while our telecommunications services and equipment sales revenues decreased. Operating costs are a substantially higher component of revenues in the direct call provisioning and Solutions services businesses than in the telecommunications services and equipment sales businesses. Effective October 1, 2005, our third party billing expenses will increase by over $0.3 million per month as a result of various vendor price increases. We are evaluating alternatives to mitigate this increase, including customer rate increases.
     SG&A. SG&A expenses were $12.7 million for the three months ended September 30, 2005 as compared to $7.5 million for the three months ended September 30, 2004. SG&A expenses for the three months ended September 30, 2004 excluded $5.1 million of expenses incurred by Evercom prior to our acquisition of Evercom. The remaining increase of $0.1 million consisted of a positive variance of $0.9 million, which was primarily due to costs savings as a result of the consolidation of our subsidiaries, partially offset by a classification change of research and development expenses. R&D costs were reported separately from SG&A in 2004. In addition, we incurred SG&A expenses of $0.2 million of costs for the three months ended September 30, 2005 associated with our ongoing efforts to comply with the Sarbanes-Oxley Act Section 404.
     Research and Development Expenses. Research and development expenses were nil for the three months ended September 30, 2005 as compared to $0.8 million for the three months ended September 30, 2004. This decrease was attributable to $0.8 million of costs classified as R&D in 2004. Similar costs are reported within SG&A in 2005.

     Employee Severance. We incurred $18,000 and $1.7 million of employee severance expenses during the three months ended September 30, 2005 and 2004, respectively, associated with the downsizing of our T-Netix subsidiary.
     Loss on Debt Extinguishment. We recognized a $2.8 million loss on debt extinguishment for the three months ended September 30, 2004 as a result of our refinancing activities. There was no comparable loss on debt extinguishment for the three months ended September 30, 2005.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $5.7 million for the three months ended September 30, 2005 and $3.4 million for the three months ended September 30, 2004. This increase was due to depreciation and amortization related to our acquisition of Evercom and 2005 additions to property and equipment and intangible assets.
     Interest and Other Expenses, Net. Interest and other expenses were $6.6 million for the three months ended September 30, 2005 and $4.8 million for three months ended September 30, 2004. This decrease was primarily due to the issuance of new debt on September 9, 2004 to retire our then existing debt and to fund the Company’s acquisition of Evercom.
     Income Tax Benefit. Income tax benefit for the three months ended September 30, 2005 and 2004 was $1.3 million.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE PERIOD FROM JANUARY 12, 2004 TO SEPTEMBER 30, 2004
     Total Revenues. Total revenues for the nine months ended September 30, 2005 increased by $197.6 million, or 236.4%, to $281.2 million from $83.6 million for the period from January 12, 2004 to September 30, 2004. Our revenues for the nine month period ended September 30, 2005 represent the consolidated operations of T-Netix and Evercom for such period while revenues for the period from January 12, 2004 to September 30, 2004, represent only those of Securus following our acquisition of T-Netix on March 3, 2004. The revenues for the period ended September 30, 2004 do not include revenues of $17.4 million and $173.3 million that were generated by T-Netix and Evercom, respectively, prior to our acquisition of T-Netix on March 3, 2004 and our acquisition of Evercom on September 9, 2004. The remaining increase of $6.9 million consisted of an increase in direct call provisioning revenue of $10.4 million and an increase in Solutions services revenue of $9.7 million. These increases were offset by a decrease in telecommunications services revenue of $10.4 million and a decrease in equipment sales of $2.8 million.
     Telecommunications services revenues for the nine months ended September 30, 2005 decreased by $2.9 million, 12.6%, to $20.1 million from $23.0 million for the period from January 12, 2004 to September 30, 2004. Telecommunications services revenues for the period from January 12, 2004 to September 30, 2004, do not include telecommunications services revenues of $7.5 million generated by T-Netix prior to our acquisition of T-Netix. Evercom did not historically provide telecommunication services revenues prior to its acquisition by us in September 2004. The offsetting decline of $10.4 million was primarily attributable to accounts that we did not retain upon contract renewal or accounts that converted to direct provisioning revenue.
     Direct call provisioning revenues for the nine months ended September 30, 2005 increased by $172.5 million, or 329.2% to $224.9 million from $52.4 million for the period from January 12, 2004 to September 30, 2004. Direct call provisioning revenues for the period from January 12, 2004 to September 30, 2004 do not include $9.6 million and $152.5 million that were generated by T-Netix and Evercom, respectively, prior to our acquisitions of T-Netix and Evercom. The remaining increase of $10.4 million was the result of $21.4 million of revenue growth offset by the conversion of our direct provisioning contract with the State of North Carolina to Solutions services during the last half of 2004, which represented an $11.1 million decrease. The $21.4 million increase consisted of growth in the number of inmates and accounts served and revenue from new fees charged to end users to recoup billing costs.
     Solutions services revenues for the nine months ended September 30, 2005 were $35.2 million, as compared to $6.2 million for the period from January 12, 2004 to September 30, 2004. Solutions services revenues for the period from January 12, 2004 to September 30, 2004 do not include $19.3 million generated by Evercom prior to our acquisition of Evercom on September 9, 2004. Additionally, the remaining increase of $9.7 million resulted from new business awarded to the Company by AT&T and the impact of the conversion of a contract with the State of North Carolina from direct provisioning to Solutions services.
     Equipment sales and other revenues for the nine months ended September 30, 2005 decreased by $1.0 million, or 50.0%, to $1.0 million from $2.0 million for the period from January 12, 2004 to September 30, 2004. Equipment sales and other revenues for the period from January 12, 2004 to September 30, 2004 do not include equipment sales and other revenues of $0.2 million and $1.6 million that were generated by T-Netix and Evercom, respectively, prior to our acquisitions of T-Netix and Evercom. Equipment sales revenue decreased by $2.8 million primarily due to the strategy we have pursued whereby on a selective basis we have attempted to convert accounts from telecommunications services revenue to direct call provisioning revenue. As a result of this strategy, our telecommunications services customers, who also are typically our equipment sales customers, purchased less equipment from us in 2005 and we expect this trend to continue.
     Cost of Service. Total cost of service increased by $156.2 million, or 268.4%, for the nine months ended September 30, 2005 to $214.5 million from $58.2 million for period from January 12, 2004 to September 30, 2004. Cost of service for the period from January 12, 2004 to September 30, 2004 do not include costs of $11.4 million and $135.5 million that were generated by T-Netix and Evercom, respectively, prior to our acquisitions of T-Netix and Evercom. The remaining increase of $9.3 million was primarily due to the change in mix of our operating revenues. Our direct call provisioning and Solutions services revenue increased while our telecommunications services and equipment sales revenues decreased. Operating costs are a substantially higher component of revenues in the direct call provisioning and Solutions services businesses than in the telecommunications services and equipment sales businesses.
     SG&A. SG&A expenses were $36.1 million for the nine months ended September 30, 2005 as compared to $13.9 million for the period from January 12, 2004 to September 30, 2004. SG&A expenses for the period from January 12, 2004 to September 30, 2004 do not include expenses of $3.0 million and $18.3 million of T-Netix and Evercom, respectively, which were generated prior to our acquisitions of T-Netix and Evercom. The remaining increase of $0.9 million was primarily due to a reclassification of research and development expenses in 2004 thus explaining a $2.1 million increase, offset by other cost savings of $1.2 million primarily from the consolidation of our subsidiaries.
     Research and Development Expenses. Research and development expenses were $0.2 million for the nine months ended September 30, 2005 as compared to $1.7 million for the period from January 12, 2004 to September 30, 2004. Research and development expenses for the period from January 12, 2004 to September 30, 2004 do not include expenses of $0.6 million of T-Netix that were generated prior to our acquisition of T-Netix. Research and development expenses decreased by $2.1 million for costs classified as SG&A in 2005 that were previously classified as research and development costs.
     Employee Severance. We incurred $0.6 million and $3.1 million of employee severance expenses during the nine months ended September 30, 2005 and the period from January 12, 2004 to September 30, 2004, respectively, associated with the downsizing of our T-Netix subsidiary.
     Loss on Debt Extinguishment. We recognized a $2.8 million loss on debt extinguishment for the period from January 12, 2004 to September 30, 2004 as a result of our refinancing activities. There was no comparable loss on debt extinguishment for the nine months ended September 30, 2005.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $17.0 million for the nine months ended September 30, 2005 and $6.9 million for the period from January 12, 2004 to September 30, 2004. This increase was due to depreciation and amortization related to our acquisitions of T-Netix and Evercom and 2005 additions to property and equipment and intangible assets.
     Interest and Other Expenses, Net. Interest and other expenses were $20.0 million for the nine months ended September 30, 2005 and $7.7 million for the period from January 12, 2004 to September 30, 2004. This increase was primarily due to the issuance of new debt to fund the Company’s acquisition of Evercom and T-Netix.
     Income Tax Benefit. Income tax benefit for the nine months ended September 30, 2005 was $0.9 million as compared to a $2.0 million benefit during the period from January 12, 2004 to September 30, 2004.
Liquidity and Capital Resources
     The Company’s principal liquidity requirements are to service and repay our debt and meet our capital expenditure and operating needs. We are significantly leveraged. As of September 30, 2005, we had $206.9 million in total debt outstanding before considering $2.8 million of original issue discount on our second-priority senior secured notes and $3.2 million of fair value attributable to warrants issued in connection with our senior subordinated debt financing, both of which are reflected as discounts to outstanding long-term debt in our condensed consolidated financial statements. Additionally, as a result of our failure to timely file a registration statement relating to our registered exchange offer on or before March 28, 2005, and our failure to consummate our registered exchange offer on or before July 6, 2005, we paid approximately $148,400 of additional interest for the periods March 29, 2005 through and including May 16, 2005, the initial filing date of the exchange offer registration statement and July 7, 2005 through and including the consummation date of our registered exchange offer. As of September 30, 2005, we had unused capacity of $18.6 million under our working capital credit facility and a total stockholders’ deficit of $29.0 million. In May 2005, we were notified by one of our LEC billing agents that the agent would begin remitting monthly settlements to us fifteen days later than previous practice. Beginning in July 2005, this change caused a fluctuation in our liquidity by approximately $6.0 million for two weeks of each month.
Cash Flows
     The following table, in thousands, provides cash flow data for the 262-day period from January 12, 2004 to September 30, 2004 and for the nine months ended September 30, 2005.

	For the 262 Day Period from	For the
	January 12,	Nine Months
	2004 to	Ended
	September 30,	September 30,
	2004	2005
	(unaudited)
Net cash provided by operating activities	$2,103	$12,930
Net cash used in investing activities	$(207,139)	$(18,732)
Net cash provided by financing activities	$212,252	$4,158
     Cash Flows for the Nine Months Ended September 30, 2005 Compared to the Period from January 12, 2004 to September 30, 2004
     Net cash provided by operating activities was $12.9 million for the nine months ended September 30, 2005, as compared to cash provided by operating activities of $2.1 million for the 262 day period ended January 12, 2004

(inception) to September 30, 2004. Cash provided by operating activities in 2005 consisted of $29.8 million of operating income before considering depreciation and amortization, less $17.1 million of cash paid for interest and normal short-term payment timing of trade receivables and payables.
     Cash used in investing activities was $18.7 million for the nine months ended September 30, 2005 representing capital expenditures for new customer installations in the direct call provisioning business and upgrades or replacements to existing property and equipment. Cash used in investing activities for the period ended January 12, 2004 (inception) to September 30, 2004 was $207.1 million, including $70.3 million for the purchase of T-Netix and $130.7 million for the purchase of Evercom.
     Cash provided by financing activities was $4.2 million for the nine months ended September 30, 2005, as compared to $212.3 million provided by financing activities for the period from January 12, 2004 (inception) to September 30, 2004. Cash provided by financing activities in 2005 consisted primarily of borrowings on the Revolver. Cash provided by financing activities in 2004 consisted primarily of new borrowings to fund the Evercom and T-Netix acquisitions and repay outstanding debt.
     Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current and expected level of operations, we believe our cash flow from operations, available cash and available borrowings under our $30.0 million working capital facility will be adequate to meet our liquidity needs for the next 12 months. We cannot provide assurance, however, that our business will generate sufficient cash flow from operations or those future borrowings will be available to us under our working capital facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Moreover, in light of recent industry trends, we may be required to seek additional financing in order to fund capital expenditures incurred or to be incurred in connection with our procurement of new direct provisioning contracts. In the event that cash in excess of the amounts generated from on-going business operations and available under our working capital facility is required to fund our operations, we may be required to reduce or eliminate discretionary capital expenditures, further reduce or eliminate discretionary selling, general and administrative costs, and sell or close certain of our operations.
Debt and other Obligations
     Working Capital Facility. We have a working capital facility, which provides for up to $30.0 million in revolving availability, with a sublimit for letters of credit. As of September 30, 2005, we had $5.0 million borrowings under our working capital facility, and approximately $6.4 million of letters of credit were issued under the facility. On October 12, 2005, we entered into a first amendment (the “First Amendment”) to the Revolving Credit Facility, dated as of September 9, 2004, among the Company, ING Capital LLC and the other lenders parties thereto. The First Amendment adds a $10.0 million letter of credit facility, which is in addition to the $12.5 million letter of credit facility already contained in the Existing Credit Agreement. Unlike the existing $12.5 million letter of credit facility, letters of credit issued under the new $10.0 million letter of credit facility will not directly reduce revolver borrowing availability under the Existing Credit Agreement. The First Amendment also (i) reduces certain borrowing costs, including the applicable interest rate margin on the Company’s Eurodollar loans from 2.5% to 2.0% and (ii) increases the Company’s maximum permitted annual capital expenditures from $22.0 million to $30.0 million for the years ended December 31, 2005 and 2006. The First Amendment provides the Company with greater flexibility to capitalize on market opportunities in light of the departure of two dominant industry competitors. With consideration of this amendment, and as of November 9, 2005, we had $30.0 million of unrestricted borrowing availability on our Revolver.
     Second-priority Senior Secured Notes. On September 9, 2004, the Company completed an offering of $154.0 million 11% Second-priority Senior Secured Notes. The Second-priority Senior Secured Notes were issued at a discount to face value of $3.6 million. Proceeds obtained from the issuance of the Second-priority Senior Secured Notes were used to finance the acquisition of Evercom and to repay outstanding long-term debt obligations. Interest is payable on March 1 and September 1 of each year and commenced on March 1, 2005. The Second-priority Senior Secured Notes are secured by second-priority security interests in substantially all of our assets including but not limited to the capital stock of each our subsidiaries and all of our and our subsidiaries’ tangible and intangible non-real estate properties and assets.
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
     Senior Subordinated Notes. On September 9, 2004, we issued $40.0 million of senior subordinated notes. Due to the addition of paid-in-kind interest, the principal balance of the Senior Subordinated Notes was $47.7 million as of September 30, 2005. The senior subordinated notes are unsecured and subordinated to the amounts owed under our working capital facility and our 11% Second-Priority Senior Secured Notes. Our obligations under the senior subordinated notes are irrevocably and unconditionally guaranteed on a senior subordinated basis by our subsidiaries, including T-Netix and Evercom.
     The note purchase agreement governing the senior subordinated notes contains a number of customary affirmative and negative covenants. Subject to certain exceptions, these covenants restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, create and incur liens on assets, repay pari passu our subordinated indebtedness, sell assets, engage in transactions with affiliates, make loans, investments, guarantees or acquisitions, declare dividends, redeem or repurchase equity interests or make other restricted payments, and engage in mergers, acquisitions, asset sales and sale-leaseback transactions. The senior subordinated notes also include specific financial covenants consistent with those contained in the indenture governing the 11% Second-Priority Senior Secured Notes.
     Other Long-Term Liabilities. Other long-term liabilities represent approximately $1.8 million of tenant improvement concessions pertaining to the Company’s lease of its primary facility that will be amortized over the life of the lease as prescribed by SFAS No. 13 and FASB Technical Bulletin 88-1.

Capital Requirements
     As of September 30, 2005, our contractual cash obligations and commitments on an aggregate basis are as follows:

	2006		2007		2008		2009		2010		Thereafter
Long-term debt (1)	$—	*	$—	*	$—	*	$—	*	$—	*	$194,000	*
Operating leases	1,867		1,455		1,121		889		918		4,495
Capital leases	138		—		—		—		—		—

Total contractual cash obligations and commitments	$2,005		$1,455		$1,121		$889		$918		$198,495

*	Assumes no repurchases of second-priority senior secured notes or senior subordinated notes during such periods. These amounts also do not give effect to mandatory purchases of second-priority senior secured notes, if any, with excess cash flow.

(1)	Does not include any amounts that may be drawn under our working capital facility, which expires on September 9, 2009, or accrued interest under our long-term debt.
     Surety Bonds
     In the ordinary course of business, we obtain for the benefit of certain of our customers surety, performance and similar bonds. As of September 30, 2005, we had outstanding approximately $6.4 million of these bonds, which are backed by letters of credit issued under our working capital facility.
Critical Accounting Policies
     A “critical accounting policy” is one that is both important to the portrayal of a company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The process of preparing the condensed consolidated financial statements in conformity with GAAP requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenues and expenses. We base these determinations upon the best information available to us during the period in which we are accounting for our results. Our estimates and assumptions could change materially as conditions within and beyond our control change or as further information becomes available. Further, these estimates and assumptions are affected by management’s application of accounting policies. Changes in our estimates are recorded in the period the change occurs. Our critical accounting policies include, among others:
•	revenue recognition and bad debt reserve estimates;

•	goodwill and other intangible assets;

•	accounting for income taxes; and

•	acquisition-related assets and liabilities.
     The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary for determining the value of related assets or liabilities.
     Revenue Recognition
     Revenues from direct call provisioning are recognized at the time the telephone call is completed and revenues from telecommunications and Solutions services are recognized in the period in which calls are processed through our systems. Revenues from equipment sales are recognized when the equipment is shipped to customers. We record deferred revenues for advance billings to customers, or prepayments by customers.
     In evaluating the collectibility of our trade receivables, we assess a number of factors including our historical cash resources held by our LEC billing agents and collection rates with our billing agents and a specific customer’s ability to meet the financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assessments, we record reserves for uncollectibles to reduce the related receivables to the amount we ultimately expect to collect from our customers. If circumstances related to specific customers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced or increased from the levels provided for in our financial statements. Because the majority of our receivables are collected through our LEC billing agents and such agents typically do not provide us with visibility as to collection results for on average a six to nine month period, our bad debt reserves are estimated and may be subject to substantial variation.
     Goodwill and Other Intangible Assets
     The calculation of amortization expense is based on the cost and estimated economic useful lives of the underlying intangible assets, intellectual property assets and capitalized computer software, and patent license rights. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. We review our unamortized intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the estimated useful life has been reduced. We estimate the future cash flows expected to result from operations, and if the sum of the expected undiscounted future cash flows is less than the carrying amount of the intangible asset, we recognize an impairment loss by reducing the unamortized cost of the long-lived asset to its estimated fair value.
     Accounting for Income Taxes
     We recognize deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance.
     Acquisition Related Assets and Liabilities
     Accounting for the acquisition of a business as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as properties, plant and equipment and intangible assets. We use all available information to make these fair value determinations and, for major business acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets and the significant number of business acquisitions that we have completed, we believe that the recording of acquired assets and liabilities is a critical accounting policy.
Changes in Accounting Standards
     In December 2003, the FASB issued FASB Interpretation No. 46R (revised December 2003), Consolidation of Variable Interest Entities (“VIE”) - an interpretation of ARB No. 51, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company applies FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interest of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision of SFAS No. 123 and supersedes Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. For nonpublic companies, this Statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This Statement will be effective for the Company as of January 1, 2006 at which time the Company will adopt the standard.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2005, we had $206.9 million face amount of fixed-rate debt outstanding and approximately $6.4 million of letters of credit issued under our working capital facility. In addition, we had $5.0 million of borrowings under our variable rate debt under our working capital facility and up to an additional $18.6 million of variable rate borrowing capacity available under our working capital facility. The revolving loans under our working capital facility exposes us to changes in interest rates as borrowings bear interest at floating rates based on Eurodollar Rate or the prime rate.
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
ITEM 4. CONTROLS AND PROCEDURES
     At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO determined that the Company’s disclosure controls and procedures were not effective as of September 30, 2005 at the reasonable assurance level, because of the reportable conditions described below.
     During the review of the Company’s financial statements, KPMG LLP, our independent registered public accountants, identified and communicated to the Company’s Audit Committee three reportable conditions (as defined under standards established by the American Institute of Certified Public Accountants). These reportable conditions relate to: (i) the Company’s manual calculation of depreciation subjecting the calculation to errors; (ii) the lack of controls surrounding the Company’s inventory tracking leading to, among other things, subjective determinations and situations where the reserve is inaccurate as well as variances between standard cost and actual cost for individual items; and (iii) the Company’s use of third parties to process, bill and collect a significant portion of revenues with no SAS 70 reports for these third parties.
     We have begun an assessment of our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002, to which we will become subject beginning with our Annual Report on Form 10-K for the year ending December 31, 2007. We are primarily still in the evaluation and design phase and early stages of remediation where we have identified control deficiencies in our system of internal controls. We identified and are implementing actions to improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Specifically, in order to remediate the reportable conditions noted above, we have: (i) formalized a system for revaluing assets and engaged a third party to implement a module to calculate depreciation; (ii) consolidated the majority of our warehouse inventories to one location, moved to an average costing of inventory method, implemented a bar-coded system of tracking our inventory receipts and have begun formalizing a plan for evaluating obsolete inventory on a monthly basis; and (iii) have requested SAS 70 reports from certain of the third parties used to process, bill and collect revenue, although to date none have been received. With the exception of the uncertainty surrounding our ability to obtain receipt of the SAS 70 reports from third parties, we believe that implementation of these steps will remediate the matters noted above by December 31, 2005. Although we have made this project a top priority, there can be no assurances that all control deficiencies identified and validated will be remediated before we become subject to Section 404 or that the remaining unresolved control deficiencies will not rise to the level of material weaknesses. Other than improvements described in our remediation plan above, there have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time we are subject to various legal proceedings and claims that arise in the ordinary course of business operations. We believe the ultimate disposition of these matters will not have a material adverse effect on its financial condition, liquidity, or results of operations.
     Evercom, T-Netix and other inmate telecommunications providers are parties to a case pending in the Superior Court for the State of California in and for the County of Alameda, styled Elena Condes, et al. v. Evercom Systems, Inc., SBC Communications, Inc., Pacific Bell Telephone Company, et al. (the “Condes litigation”), in which the plaintiffs have alleged that they were charged for collect calls from a number of correctional facilities as a result of systematic defects in the inmate calling platforms of all the telecommunications provider defendants. The plaintiffs in such judicial proceedings, including the Condes litigation, generally seek class action certification against all named inmate telecommunications providers, as defendants, with all recipients of calls from inmate facilities, as members of the plaintiff class. Although class certification was recently denied in the Condes litigation as to all defendants, the plaintiffs were successful in their motion for reconsideration as to Evercom. We intend to vigorously contest the Condes matter and other such class action matters as they may arise in the future. During 2004, T-Netix and Evercom paid an aggregate of $1.7 million of legal fees and related expenses associated with the Condes litigation, of which approximately $1.0 million was incurred by Evercom prior to our acquisition of Evercom on September 9, 2004. For the nine months ended September 30, 2005, we incurred approximately $0.7 million of legal fees and related expenses associated with the Condes litigation.
     T-Netix is a defendant in a state case brought in June 2000 in the Superior Court of Washington for King County, styled Sandy Judd, et al. v. American Telephone and Telegraph Company, et al. In this case, the complainant joined several inmate telecommunications service providers as defendants, including T-Netix. The complaint includes a request for certification by the court of a plaintiffs’ class action consisting of all persons who have been billed for and paid for telephone calls initiated by an inmate confined in a jail, prison, detention center or other Washington correctional facility. The complaint alleges violations of the Washington Consumer Protection Act and requests an injunction under the Washington Consumer Protection Act and common law to enjoin further violations. The trial court dismissed all claims with prejudice against all defendants except T-Netix and AT&T. The T-Netix and AT&T claims have been referred to the Washington Utilities and Transportation Commission while the trial court proceeding is in abeyance. The complaint alleges violations of the Washington Consumer Protection Act (“CPA”) and requests monetary damages, regulatory fines, and an injunction under the CPA and common law to prevent further violations. The trial court has entered summary judgment for both T-NETIX and AT&T. Plaintiffs have appealed that decision to the State Court of Appeals, which has set the matter for argument in approximately June 2006. The outcome cannot be determined at this time.
     We and/or some of our predecessors in interest are parties to judicial and regulatory complaints and several lawsuits brought by prisoners, by family members of prisoners, and by consumer protection advocates, in various jails and prisons in several states. The causes of action vary among the cases, but common allegations are antitrust violations, unfair trade practices, constitutional claims such as due process and equal protection, and claims under the Telecommunication Act. The lawsuits seek actual damages and injunctive relief, as well as punitive damages, statutory damages under various state statutes, and attorneys’ fees for the plaintiffs’ counsel. Each lawsuit also sought certification as a class action, with all persons who are recipients of, and/or who have been billed for, telephone calls initiated by inmates confined in jails, prisons or other correctional facilities as the plaintiff class. We do not believe that any of these suits have merit and are vigorously defending against each of them. In the opinion of management, we are unable to determine the possible outcome or to estimate the amount or range, if any, of potential loss if the outcome is unfavorable to the Company. Therefore, no amount has been recorded in the condensed consolidated financial statements.
     The Company is on occasion the subject of regulatory complaints regarding our compliance with various matters including, but not limited to, tariffing, access charges and payphone compensation requirements and rate disclosure issues.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On August 19, 2005, we sold 35,310 restricted shares of our Class B Common Stock at a purchase price per share of $0.01 pursuant to our 2004 Restricted Stock Plan to certain members of our management. These shares of restricted stock are subject to contractual limitations, including provisions regarding forfeiture and disposition, as provided in management’s respective Restricted Stock Purchase Agreements and the 2004 Restricted Stock Plan. The restricted period ends upon the occurrence of certain events or the lapse of time. The sale of this restricted stock was made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering, and regulations promulgated thereunder.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger by and among TZ Holdings, Inc., New Mustang Acquisition, Inc., Evercom Holdings, Inc. and such individual designated by Evercom Holdings, Inc. who joins the Agreement and Plan of Merger (as Indemnification Representative, solely with respect to Sections 1.10, 6.4, 7.11, 9.2, 11.5, 11.6 and 12.14), dated as of July 10, 2004, incorporated by reference from the Company’s Form S-4 filed with the SEC on May 16, 2005 (the “S-4”).

3.1	Amended and Restated Certificate of Incorporation of Securus Technologies, Inc., filed on August 6, 2004, incorporated by reference from the S-4.

3.2	Amended and Restated Bylaws of Securus Technologies, Inc., incorporated by reference from the S-4.

3.3	Certificate of Incorporation of T-Netix, Inc., filed on September 7, 2001, as amended, incorporated by reference from the S-4.

3.4	Bylaws of T-Netix, Inc, incorporated by reference from the S-4.

3.5	Articles of Incorporation of Telequip Labs, Inc., filed on November 9, 1987, as amended, incorporated by reference from the S-4.

3.6	Amended and Restated Bylaws of Telequip Labs, Inc., incorporated by reference from the S-4.

3.7	Articles of Incorporation of T-NETIX Telecommunications, Inc., filed on February 11, 1988, as amended, incorporated by reference from the S-4.

3.8	Bylaws of T-NETIX Telecommunications, Inc., incorporated by reference from the S-4.

3.9	Articles of Incorporation of SpeakEZ, Inc., Inc., filed on February 6, 1987, as amended, incorporated by reference from the S-4.

3.10	Bylaws of SpeakEZ, Inc., incorporated by reference from the S-4.

3.11	Articles of Incorporation of T-Netix Monitoring Corporation, filed on July 10, 1990, as amended, incorporated by reference from the S-4.

3.12	Bylaws of T-Netix Monitoring Corporation, incorporated by reference from the S-4.

3.13	Certificate of Incorporation of Evercom Holdings, Inc., filed on November 25, 2002, as amended, incorporated by reference from the S-4.

3.14	Bylaws of Evercom Holdings, Inc., incorporated by reference from the S-4.

3.15	Amended and Restated Certificate of Incorporation of Evercom, Inc., filed on February 19, 2003, incorporated by reference from the S-4.

3.16	Bylaws of Evercom, Inc., incorporated by reference from the S-4.

3.17	Certificate of Incorporation of Evercom Systems, Inc., filed on August 22, 1997, as amended, incorporated by reference from the S-4.

3.18	Bylaws of Evercom Systems, Inc., incorporated by reference from the S-4.

3.19	Certificate of Incorporation of Everconnect, Inc., filed on September 8, 1997, as amended, incorporated by reference from the S-4.

3.20	Bylaws of Everconnect, Inc., incorporated by reference from the S-4.

4.1	Form of 11% Second-priority Senior Secured Notes due 2011, incorporated by reference from the S-4.

Exhibit No.	Description of Exhibit

4.2	Indenture, dated as of September 9, 2004, by and among Securus, T-Netix, Inc., a Delaware corporation, T-NETIX Telecommunications Services, Inc., a Texas corporation, T-Netix Monitoring Corporation, a Colorado corporation, SpeakEZ, Inc., a Colorado corporation, Telequip Labs, Inc., a Nevada corporation, Evercom Holdings, Inc., Evercom, Inc., EverConnect, Inc., a Delaware corporation, Evercom Systems, Inc., a Delaware corporation, and The Bank of New York Trust Company, N.A., incorporated by reference from the S-4.

4.3	Registration Rights Agreement, dated August 18, 2004, by and among Securus Technologies, Inc., Credit Suisse First Boston LLC and Morgan Stanley & Co. Incorporated, incorporated by reference from the S-4.

4.4	Security Agreement, dated September 9, 2004, by and among Securus Technologies, Inc., T-Netix, Inc., a Delaware corporation, T-NETIX Telecommunications Services, Inc., a Texas corporation, T-Netix Monitoring Corporation, a Colorado corporation, SpeakEZ, Inc., a Colorado corporation, Telequip Labs, Inc., a Nevada corporation, Evercom Holdings, Inc., a Delaware corporation, Evercom, Inc., a Delaware corporation, EverConnect, Inc., a Delaware corporation, Evercom Systems, Inc., a Delaware corporation, and The Bank of New York Trust Company, N.A., incorporated by reference from the S-4.

4.5	Patent Security Agreement, dated September 9, 2004, by and among Securus Technologies, Inc., T-Netix, Inc., a Delaware corporation, T-NETIX Telecommunications Services, Inc., a Texas corporation, T-Netix Monitoring Corporation, a Colorado corporation, SpeakEZ, Inc., a Colorado corporation, Telequip Labs, Inc., a Nevada corporation, Evercom Holdings, Inc., a Delaware corporation, Evercom, Inc., a Delaware corporation, EverConnect, Inc., a Delaware corporation, Evercom Systems, Inc., a Delaware corporation and The Bank of New York Trust Company, N.A., incorporated by reference from the S-4.

4.6	Copyright Security Agreement, dated September 9, 2004, by and among Securus Technologies, Inc., T-Netix, Inc., a Delaware corporation, T-NETIX Telecommunications Services, Inc., a Texas corporation, T-Netix Monitoring Corporation, a Colorado corporation, SpeakEZ, Inc., a Colorado corporation, Telequip Labs, Inc., a Nevada corporation, Evercom Holdings, Inc., a Delaware corporation, Evercom, Inc., a Delaware corporation, EverConnect, Inc., a Delaware corporation, Evercom Systems, Inc., a Delaware corporation and The Bank of New York Trust Company, N.A., incorporated by reference from the S-4.

4.7	Trademark Security Agreement, dated September 9, 2004, by and among Securus Technologies, Inc., T-Netix, Inc., a Delaware corporation, T-NETIX Telecommunications Services, Inc., a Texas corporation, T-Netix Monitoring Corporation, a Colorado corporation, SpeakEZ, Inc., a Colorado corporation, Telequip Labs, Inc., a Nevada corporation, Evercom Holdings, Inc., a Delaware corporation, Evercom, Inc., a Delaware corporation, EverConnect, Inc., a Delaware corporation, Evercom Systems, Inc., a Delaware corporation and The Bank of New York Trust Company, N.A., incorporated by reference from the S-4.

4.8	Pledge Agreement, dated September 9, 2004, by and among Securus Technologies, Inc., T-Netix, Inc., a Delaware corporation, Evercom Holdings, Inc., a Delaware corporation, Evercom, Inc., a Delaware corporation, and The Bank of New York Trust Company, N.A., incorporated by reference from the S-4.

Exhibit No.	Description of Exhibit

4.9	Credit Agreement, dated September 9, 2004, by and among Securus Technologies, Inc., as the Borrower, the Subsidiaries of the Borrower, as Guarantors, the Financial Institutions party thereto as the Lenders, and ING Capital LLC as the Issuing Lender and Administrative Agent, incorporated by reference from the S-4.

4.10	Intercreditor Agreement, dated as of September 9, 2004, by and among Laminar Direct Capital, L.P., a Delaware limited partnership, Securus Technologies, Inc., T-Netix, Inc., a Delaware corporation, T-NETIX Telecommunications Services, Inc., a Texas corporation, T-Netix Monitoring Corporation, a Colorado corporation, SpeakEZ, Inc., a Colorado corporation, Telequip Labs, Inc., a Nevada corporation, Evercom Holdings, Inc., a Delaware corporation, Evercom, Inc., a Delaware corporation, EverConnect, Inc., a Delaware corporation, Evercom Systems, Inc., a Delaware corporation, and The Bank of New York Trust Company, N.A., incorporated by reference from the S-4.

4.11	Intercreditor Agreement, dated as of September 9, 2004, by and among ING Capital, LLC, as Intercreditor Agent, The Bank of New York Trust Company, N.A., as Trustee, Securus Technologies, Inc., and each subsidiary of Securus Technologies, Inc., incorporated by reference from the S-4.

4.12	First Amendment to Credit Agreement, dated October 12, 2005 among Securus Technologies, Inc., the subsidiary guarantors, ING Capital LLC, as syndicated issuing lender, alternative issuing lender and administrative agent, and lenders from time to time parties thereto, incorporated by reference from the Company’s current report on Form 8-K filed as Exhibit 10.1 with the SEC on October 13, 2005.

10.1	Stockholders Agreement, dated September 9, 2004, by and among Securus Technologies, Inc., H.I.G., T-Netix, Inc., a company organized under the laws of the Cayman Islands, American Capital Strategies, Ltd., a Delaware corporation, Laminar Direct Capital, L.P., a Delaware limited partnership, and each of the other investors then or thereafter set forth on the signature pages thereto, incorporated by reference from the S-4.

10.2	Amended and Restated Consulting Services Agreement, dated as of September 9, 2004, by and between T-Netix, Inc., Evercom Systems, Inc. and H.I.G. Capital, LLC, incorporated by reference from the S-4.

10.3	Amended and Restated Professional Services Agreement, dated as of September 9, 2004, by and between T-Netix, Inc., Evercom Systems, Inc., and H.I.G. Capital, LLC, incorporated by reference from the S-4.

10.4	Office Lease Agreement, dated as of November 8, 2004, by and between T-Netix, Inc. and the Prudential Insurance Company of America, incorporated by reference from the Company’s Form 10-Q as filed with the SEC on August 15, 2005.

10.5	First Amendment to the Office Lease Agreement, dated as of November 19, 2004, by and between T-Netix, Inc. and the Prudential Insurance Company of America, incorporated by reference from the Company’s Form 10-Q as filed with the SEC on August 15, 2005.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

_______________
* Filed herewith.

SECURUS TECHNOLOGIES, INC.
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURUS TECHNOLOGIES, INC. (Registrant)
DATE: November 14, 2005	/s/ RICHARD FALCONE
Richard Falcone,
President, Chief Executive Officer and Director

DATE: November 14, 2005	/s/ KEITH S. KELSON
Keith S. Kelson,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.