Form 10-Q/A
period 2005-09-30
Securus Technologies, Inc.
filed 2005-11-17
CIK 1320051

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
     This Amendment on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended September 30, 2005 as originally filed by Securus Technologies, Inc. on November 14, 2005 solely for the purpose of correcting typographical errors in Part I, Item 1. Typographical errors were made in the Company’s goodwill number in its balance sheet as of September 30, 2005, and its segment information for the nine months ended September 30, 2005 as it appears on pages 3 and 14 of that report, its other operating costs and expenses (direct call provisioning, solutions services and corporate and other) numbers, its operating income (loss) (direct call provisioning, solutions services and corporate and other) numbers and its total assets (direct call provisioning, corporate and other and total) numbers, each as they are reflected for the nine months ended September 30, 2005, as they appear on page 14 of that report. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications. This Amendment continues to speak of the date of the original filing and we have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the original filing.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SECURUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,	September 30,
	2004	2005
		(Unaudited)
ASSETS

Cash and cash equivalents	$1,879	$235
Restricted cash	1,347	1,379
Accounts receivable, net (note 2)	67,498	62,437
Prepaid expenses and other current assets	3,932	3,184
Refundable income taxes	634	1,400
Current deferred income taxes	2,806	4,208

Total current assets	78,096	72,843
Property and equipment, net (note 2)	36,170	41,853
Intangibles and other assets, net (note 2)	107,657	106,331
Goodwill	50,213	49,385

Total assets	$272,136	$270,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$40,532	$37,061
Accrued liabilities (note 2)	41,891	37,240
Deferred revenue and customer advances	4,317	4,214
Current portion of long-term debt (note 3)	117	138

Total current liabilities	86,857	78,653
Deferred income taxes	18,300	18,334
Long-term debt, net of current portion (note 3)	189,820	200,690
Other long-term liabilities	—	1,777

Total liabilities	294,977	299,454

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.01 stated value, 1,000,000 shares authorized; 560,717 shares and 596,027 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	5	5
Additional paid-in capital	33,902	33,902
Accumulated deficit	(56,748)	(62,949)

Total stockholders’ deficit	(22,841)	(29,042)

Total liabilities and stockholders’ deficit	$272,136	$270,412

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
     Segment information for the three months ended September 30, 2004 (Successor), is as follows (in thousands):

	Telecom-			Equipment
	munication	Direct Call	Solutions	Sales &	Corporate
	Services	Provisioning	Services	Other	and Other	Total
Revenue from external customers	$8,789	$30,261	$5,537	$1,262	$—	$45,849

Gross margin	$5,157	$5,706	$417	$483	$—	$11,763
Depreciation and amortization	988	655	94	48	1,602	3,387

Other operating costs and expenses	—	584	73	196	11,985	12,838

Operating income (loss)	$4,169	$4,467	$250	$239	$(13,587)	(4,462)

Transaction fees and expenses						120

Interest and other expenses, net						4,766

Segment loss from continuing operations before income taxes						$(9,348)

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Segment information for the three months ended September 30, 2005 (Successor), is as follows (in thousands):

	Telecom-			Equipment
	munication	Direct Call	Solutions	Sales &	Corporate
	Services	Provisioning	Services	Other	and Other	Total
Revenue from external customers	$5,614	$76,706	$12,074	$358	$—	$94,752

Gross margin	$2,866	$17,176	$2,590	$308	$—	$22,940

Depreciation and amortization	1,159	4,573	—	9	—	5,741

Other operating costs and expenses	—	2,030	379	—	10,274	12,683

Operating income (loss)	$1,707	$10,573	$2,211	$299	$(10,274)	4,516

Interest and other expenses, net						6,570

Segment loss from continuing operations before income taxes						$(2,054)

     Segment information for the 62-day period from January 1, 2004 to March 2, 2004 (Predecessor), is as follows (in thousands):

	Telecom-		Equipment
	munication	Direct Call	Sales &	Corporate
	Services	Provisioning	Other	and Other	Total
Revenue from external customers	$7,552	$9,651	$232	$—	$17,435

Gross margin	$4,426	$1,521	$101	$—	$6,048

Depreciation and amortization	542	268	33	806	1,649

Other operating costs and expenses	—	—	103	9,129	9,232

Operating income (loss)	$3,884	$1,253	$(35)	$(9,935)	(4,833)

Transaction fees and expenses					5,365

Interest and other expenses, net					2,191

Segment loss from continuing operations before income taxes					$(12,389)

Capital expenditures	$211	$351	$—	$—	$562

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Segment information for the 262-day period from January 12, 2004 to September 30, 2004 (Successor), is as follows (in thousands):

	Telecom-			Equipment
	munication	Direct Call	Solutions	Sales &	Corporate
	Services	Provisioning	Services	Other	and Other	Total
Revenue from external customers	$22,988	$52,416	$6,220	$2,021	$—	$83,645

Gross margin	$13,573	$10,272	$611	$952	$—	$25,408

Depreciation and amortization	1,785	1,240	137	69	3,636	6,867

Other operating costs and expenses	—	582	73	370	20,505	21,530

Operating income (loss)	$11,788	$8,450	$401	$513	$(24,141)	(2,989)

Transaction expenses						181

Interest and other expenses, net						7,701

Segment loss from continuing operations before income taxes						$(10,871)

Capital expenditures	$1,282	$3,902	$—	$—	$971	$6,155

     Segment information for the nine months ended September 30, 2005 (Successor), is as follows (in thousands):

	Telecom-			Equipment
	munication	Direct Call	Solutions	Sales &	Corporate
	Services	Provisioning	Services	Other	and Other	Total

Revenue from external customers.	$20,091	$224,935	$35,184	$1,026	$—	$281,236

Gross margin	$11,183	$48,096	$6,628	$857	$—	$66,764

Depreciation and amortization	2,600	14,255	—	37	99	16,991

Other operating costs and expenses	—	6,019	953	34	29,906	36,912

Operating income (loss)	$8,583	$27,822	$5,675	$786	$(30,005)	12,861

Interest and other expenses, net						19,958

Segment loss from continuing operations before income taxes						$(7,097)

Total assets	$12,925	$221,340	$17,670	$1,381	$17,096	$270,412

Goodwill	$—	$49,385	$—	$—	$—	$49,385

Capital expenditures	$—	$12,356	$—	$—	$6,376	$18,732

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

SECURUS TECHNOLOGIES, INC. (Registrant)
DATE: November 16, 2005	/s/ RICHARD FALCONE
Richard Falcone,
President, Chief Executive Officer and Director

DATE: November 16, 2005	/s/ KEITH S. KELSON
Keith S. Kelson,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.