Form 10-Q
period 2006-03-31
Securus Technologies, Inc.
filed 2006-05-15
CIK 1320051

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ] Quarterly report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

Or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period From _____ to _____

Commission File Number 333-124962

SECURUS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0673095
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

14651 Dallas Parkway, Suite 600

Dallas, TX 75254-8815

(972) 277-0300

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ]          No   [ ]

Indicate by check mark whether the Registrant is an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act  (Check one):

Large Accelerated Filer [	]	Accelerated Filer [	]	Non-Accelerated Filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No	[ X ]

No established published trading market exists for either the common stock, par value $0.01 per share, of Securus Technologies, Inc. or the Class B common stock, par value $0.01 per share, of Securus Technologies, Inc.

Shares outstanding of each of the registrant’s classes of common stock:

Class	Outstanding at March 31, 2006
Common stock	543,859.65 shares
Class B common stock	53,496.76 shares

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2          . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS13

ITEM 3         . QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK24

ITEM 4                                                                           . CONTROLS AND PROCEDURES24

PART II	- OTHER INFORMATION
25
ITEM 1. LEGAL PROCEEDINGS	25

ITEM 1A                                                                                                  . RISK FACTORS26

ITEM 2          . UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS26

ITEM 3                                                               . DEFAULTS UPON SENIOR SECURITIES26

ITEM 4                       . SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS26

ITEM 5                                                                                       . OTHER INFORMATION26

ITEM 6                                                                                                           . EXHIBITS27

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,	March 31,
	2005	2006
		(Unaudited)
ASSETS
Cash and cash equivalents	$2,630	$2,443
Restricted cash	1,396	1,410
Accounts receivable, net	63,180	65,641
Prepaid expenses and other current assets	5,659	5,003
Current deferred income taxes	$7,785	$7,563
Total current assets	80,650	82,060
Property and equipment, net	43,862	45,624
Intangibles and other assets, net	104,482	103,140
Goodwill	37,936	37,936
Total assets	$266,930	$268,760

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$46,502	$42,912
Accrued liabilities	37,756	32,955
Deferred revenue and customer advances	5,051	5,108
Current portion of long-term debt	108	69
Total current liabilities	89,417	81,044
Deferred income taxes	9,769	9,769
Long-term debt, net of current portion	197,847	210,944
Other long-term liabilities	1,765	1,751
Total liabilities	298,798	303,508

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, $0.01 stated value, 1,000,000 shares authorized; 597,356 shares issued and outstanding at December 31, 2005 and March 31, 2006	5	5
Additional paid-in capital	34,027	34,055
Accumulated deficit	(65,900)	(68,808)
Total stockholders’ deficit	(31,868)	(34,748)
Total liabilities and stockholders’ deficit	$266,930	$268,760

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2006

(Dollars in thousands)

	March 31,	March 31,
	2005	2006
Revenue:	(Unaudited)
Telecommunications services	$7,745	$4,522
Direct call provisioning	72,033	81,968
Solutions services	11,263	12,231
Equipment sales and other	385	115
Total revenue	91,426	98,836
Cost of service (exclusive of depreciation and amortization shown separately below):
Telecommunications services	3,376	2,130
Direct call provisioning, exclusive of bad debt expense	47,701	54,454
Direct call provisioning bad debt expense	9,205	9,723
Solutions services expense	10,393	8,998
Cost of equipment sold and other	9	62
Total cost of service	70,684	75,367
Selling, general and administrative	11,471	12,442
Compensation expense on employee stock options	-	28
Depreciation and amortization	5,419	6,728
Total operating costs and expenses	87,574	94,565
Operating income	3,852	4,271
Interest and other expenses, net	6,698	6,931
Loss before income taxes	(2,846)	(2,660)
Income taxes expense	587	248
Net loss	$(3,433)	$(2,908)

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2006

(Dollars in thousands)

	March 31,	March 31,
	2005	2006
	(Revised –
	Note 1e)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss:	$(3,433)	$(2,908)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,419	6,728
Deferred income taxes	238	222
Conversion of interest paid-in-kind to secured subordinated notes	1,789	2,114
Equity income (loss) from unconsolidated affiliates	15	(66)
Stock based compensation	-	28
Accretion of discount on notes payable	131	133
Amortization of deferred financing costs and debt discounts	207	237
Changes in operating assets and liabilities:
Restricted cash	-	(14)
Accounts receivable	2,000	(2,461)
Prepaid expenses and other current assets	721	656
Intangible and other assets	(61)	(199)
Accounts payable	(1,728)	(4,275)
Accrued liabilities and other liabilities	(5,883)	(4,758)
Net cash used in operating activities	$(585)	$(4,563)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment including costs of intangibles	$(5,293)	(7,120)
Net cash used in investing activities	$(5,293)	$(7,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on revolving credit facility	$5,000	$10,850
Cash overdraft	(678)	685
Payments on other debt	(27)	(39)
Net cash provided by financing activities	$4,295	$11,496
Decrease in cash and cash equivalents	$(1,583)	$(187)
Cash and cash equivalents at the beginning of the period	1,879	2,630
Cash and cash equivalents at the end of the period	$296	$2,443

SUPPLEMENTAL DISCLOSURES:
Cash paid during period for:
Interest	$8,094	$8,544
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Unaudited Quarterly Financial Statements

The accompanying unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2005 and 2006 have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of Securus Technologies, Inc. (“Securus” or the “Company”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Securus Technologies, Inc.’s December 31, 2005 Annual Report on Form 10-K.

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Significant items subject to such estimates include the valuation allowances for receivables, the carrying amount for property and equipment, goodwill, intangible and other assets, and deferred income taxes. Actual results could differ from those estimates.

(b) Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that certain items such as foreign currency translation adjustments and unrealized gains and losses on certain derivative instruments classified as a hedge be presented as separate components of shareholders’ equity. Total comprehensive loss for the three months ended March 31, 2005 and 2006 was $3.4 million and $2.9 million, respectively.

(c) New Accounting Pronouncements

In January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment”, which requires share-based compensation to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior period presented in this Form 10-Q has not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for unvested shares is the same for APB Option No. 25 and SFAS No. 123R, the adoption of SFAS No. 123R did not have a material impact on the Company’s operating income, loss before income taxes or net loss.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is effective for voluntary changes in accounting principles made in fiscal years beginning after December 15, 2005. SFAS 154 replaces APB Opinion No. 20 Accounting Changes (APB 20) and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that voluntary changes in accounting principles be applied on a retrospective basis to prior period financial statements and eliminates the provisions of APB 20 that cumulative effects of voluntary changes in accounting principles be recognized in net income in the period of change. The adoption of this statement did not have a material impact on the consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position No. FIN 45-3 (FSP FIN 45-3) Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, which

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

is effective for new minimum revenue guarantees issued or modified on or after the beginning of the first fiscal quarter following the date FSP FIN 45-3 was issued. FSP FIN 45-3 amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others to include guarantees granted to a business that the revenue of the business for a specified period of time will be at least a specified minimum amount under its recognition, measurement and disclosure provisions. This interpretation was effective for the Company on January 1, 2006 at which time the Company adopted the standard. The adoption of this statement did not have a material impact on the consolidated financial statements.

(d) Reclassification

Certain amounts in the March 31, 2005 condensed consolidated financial statements have been reclassified to conform with current period presentation.

(e) Revisions to Cash Flow Statement

The Company has revised its March 31, 2005 condensed consolidated cash flow statement to classify the net change in cash overdrafts within financing activities. Previously, such amounts were reported as cash flows used in operating activities. The effects of the above revision to the March 31, 2005 condensed consolidated cash flow statement is summarized as follows:

	For the three months ending March 31, 2005
	Net Cash Provided (Used in)
	Operating	Investing	Financing
	Activities	Activities	Activities

Previously reported	$(1,263)	$(5,293)	$4,973
Net change in cash overdrafts	678	-	(678)
As revised	$(585)	$(5,293)	$4,295

2. BALANCE SHEET COMPONENTS

Accounts receivable consist of the following (in thousands):

	December 31,	March 31,
	2005	2006
		(Unaudited)
Accounts receivable, net:
Trade accounts receivable	$78,614	$77,625
Advance commissions receivable	3,815	4,263
Other receivables	153	242
	82,582	82,130
Less: Allowance for doubtful accounts	(19,402)	(16,489)
	$63,180	$65,641

At December 31, 2005 and March 31, 2006, the Company had advanced commissions to certain facilities totaling $3.9 million and $4.3 million, respectively, which are recoverable from such facilities as a reduction of earned commissions for specified monthly amounts. Amounts included in the accounts receivable represent the estimated recoverable amounts during the next fiscal year, with the remaining long-term portion recorded in other assets.

Bad debt expense for the three months ended March 31, 2005 was $9.2 million, or 12.8%, of direct call provisioning revenue of $72.0 million. Bad debt expense for the three months ended March 31, 2006 was $9.7 million, or 11.9%, of direct call provisioning revenue of $82.0 million.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment consists of the following (in thousands):

	December 31,	March 31,
	2005	2006
		(Unaudited)
Property and equipment, net:
Telecommunications equipment	$35,600	$38,270
Leasehold improvements	4,382	4,392
Construction in progress	6,624	7,663
Vehicles	64	16
Office equipment	10,482	11,443
	57,152	61,784
Less: Accumulated depreciation and amortization	(13,290)	(16,160)
	$43,862	$45,624

Intangibles and other assets consist of the following (in thousands):

	December 31, 2005
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$18,324	$(2,439)	$15,885	10.6
Deferred financing costs	9,022	(1,063)	7,959	7.3
Capitalized software development costs	13,416	(3,510)	9,906	4.0
Acquired contract rights	79,407	(10,871)	68,536	10.8
Deposits and long-term prepayments	1,413	-	1,413
Other	783	-	783
	$122,365	$(17,883)	$104,482

Intangibles and other assets consist of the following (in thousands):

	March 31, 2006 (Unaudited)
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$18,625	$(2,945)	$15,680	10.9
Deferred financing costs	9,022	(1,300)	7,722	7.3
Capitalized software development costs	14,615	(4,342)	10,273	4.1
Acquired contract rights	80,353	(13,248)	67,105	9.9
Deposits and long-term prepayments	1,511	-	1,511
Other	849	-	849
	$124,975	$(21,835)	$103,140

At December 31, 2005 and March 31, 2006, the carrying amount of trademarks assigned to patents and trademarks that were not subject to amortization was $3.0 million.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Certain intangibles and other assets amounts have been reclassified as of December 31, 2005. Amortization expense for the three months ended March 31, 2005 and 2006 was $2.3 million and $3.9 million, respectively. Estimated amortization expense related to intangibles and other assets, excluding deferred financing costs, at March 31, 2006 and for each of the next five years through March 31, 2011 and thereafter is summarized as follows (in thousands):

Period ending March 31 (unaudited):
2007	$15,101
2008	13,132
2009	11,660
2010	9,493
2011	8,562
Thereafter	35,110
$93,058

Accrued liabilities consist of the following (in thousands):

	December 31,	March 31,
	2005	2006
		(Unaudited)
Accrued expenses	$23,201	$23,954
Accrued compensation	5,258	4,429
Accrued severance and exit costs	668	253
Accrued taxes	2,932	2,795
Accrued interest and other	5,697	1,524
	$37,756	$32,955

During the year ended December 31, 2004, the Company entered into separation agreements with certain executives. FASB No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits, requires the Company to accrue severance payments for these executives. As of December 31, 2005, the Company accrued approximately $0.7 million as a result of these agreements of which $0.6 million related to severance and related costs and the remaining $0.1 million related to leased facility and other costs. During the quarter ended March 31, 2006, the Company paid approximately $0.4 million in severance and related costs.

3. DEBT

Debt consists of the following (in thousands):

	December 31,	March 31,
	2005	2006
		(Unaudited)

Revolving credit facility	$-	$10,850
Second-priority senior secured notes	49,745	51,859
Senior subordinated notes	154,000	154,000
Other	108	69
Total debt	203,853	216,778

Less unamortized discount on senior secured notes and senior subordinated notes	(5,898)	(5,765)
	197,955	211,013
Less current portion of long-term debt	(108)	(69)
Long-term debt, net	$197,847	$210,944

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Revolving Credit Facility — The Company has a revolving credit facility (the “revolver”) with a syndicate of banks and other lending institutions with a borrowing base limitation equal to 80% of the “eligible receivables” as defined in the credit agreement. The revolver provides for financing on a revolving basis of up to $30.0 million and a $22.5 million letter of credit facility that expires on September 9, 2009. To the extent that letters of credit outstanding are greater than $10.0 million, the incremental letters of credit outstanding over $10.0 million reduces our availability. The Company’s maximum permitted annual capital expenditures are $30.0 million for 2006. Amounts unused under the revolving credit facility are subject to a fee, due quarterly, based on a per annum rate, as amended, of 0.375%. Advances bear simple interest at an annual rate equal to one of the following, at our option (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2.0%, as amended. Interest is payable quarterly, following the end of each previous calendar quarter. Advances received on the revolver bore interest at our option using the prime rate, which was 7.25% at December 31, 2005 and 7.5% at March 31, 2006. Securus Technologies draws from the available credit on the revolver to cover normal business cash requirements. As of December 31, 2005 and March 31, 2006, Securus Technologies had $30.0 million and $19.2 million, respectively, of borrowing availability under the revolver.

Under the revolver, as amended, Securus Technologies also has available a $12.5 million and a separate $10.0 million sub-facility for letters of credit, as further described above, typically used to provide collateral for service bonds required by contracts with correctional facilities. As of December 31, 2005 and March 31, 2006, the Company had outstanding letters of credit totaling $6.8 million. Securus Technologies pays a quarterly fee equal to a per annum rate of 2.125%, as amended, on amounts reserved under the letters of credit.

Second-priority Senior Secured Notes — On September 9, 2004, Securus Technologies issued $154.0 million of Second-priority Senior Secured Notes that bear interest at an annum rate of 11%. All principal is due September 9, 2011. To the extent the Company generates excess cash flow (as defined in the indenture) in any calendar year beginning with the year ended December 31, 2005, the Company is required by the Second-priority Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 104% of face value. No excess cash flow payment was due for the calendar year ended December 31, 2005 because no excess cash flow, as defined, was generated. Interest is payable semiannually on March 1 and September 1. The Second-priority Senior Secured Notes were issued at a discount to face value of $3.6 million or 97.651%. Proceeds obtained from the issuance of Second-priority Senior Secured Notes were used to finance the acquisition of Evercom and to repay outstanding long-term debt obligations. The effective interest rate is 11.5% on the Second-priority Senior Secured Notes.

Senior Subordinated Notes — On September 9, 2004, Securus Technologies issued $40.0 million of Senior Subordinated Notes, unsecured and subordinate to the Revolving Credit Facility and the Senior Notes, that bear interest at an annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by the Company’s Revolving Credit Facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated notes. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013. In connection with the issuance of the Senior Subordinated Notes, Securus Technologies issued warrants to acquire 51,011 shares of Securus Technologies, Inc. common stock at an exercise price of $0.01 per share to the Senior Subordinated Note holders. As a result, Securus Technologies discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance. Proceeds obtained from the issuance of the Senior Subordinated Notes were used to finance the acquisition of Evercom, repay outstanding long-term debt obligations, and for general operating purposes. During the year ended December 31, 2005, $7.6 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. During the three months ended March 31, 2006, $2.1 million of paid-in-kind interest was added to the principal balance of the Notes. The effective interest rate is 18.6% on the Senior Subordinated Notes.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

All of the Company’s subsidiaries (the “Subsidiary Guarantors”) are fully, unconditionally, and jointly and severably liable for the Revolving Credit Facility, Second-priority Senior Secured Notes and Senior Subordinated Notes. The Subsidiary Guarantors are wholly-owned and constitute all of the Company’s direct and indirect subsidiaries. The Company has not included separate financial statements of its subsidiaries because (a) the aggregate assets, liabilities, earnings and equity of the Company are presented on a consolidated basis and (b) the Company believes that separate financial statements and other disclosures concerning subsidiaries are not material to investors.

The Company’s credit facilities contain financial and operating covenants, among other items, that require the maintenance of certain financial ratios, including specified interest coverage ratios, maintenance of minimum levels of operating cash flows (as defined), and maximum capital expenditure limitations. These covenants also limit our ability to incur additional indebtedness, make certain payments including dividends to shareholders, invest and divest company assets, and sell or otherwise dispose of capital stock. In the event that the Company fails to comply with the covenants and restrictions, as specified in the credit agreements, Securus Technologies may be in default at which time payment of the long term debt and unpaid interest may be accelerated and become immediately due and payable. As of March 31, 2006, we were in compliance with all of our covenants.

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

In April 2006, the Company and its lenders executed a second amendment to the revolver to clarify certain debt compliance calculations.

4. SEGMENT INFORMATION

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting operating segments in annual financial statements. SFAS No. 131 also establishes standards for disclosures about products and services, geographic areas and major customers.

The Company’s management has chosen to organize the enterprise around differences in products and services. During the period 2003 through 2005, the Company and its predecessor had four reportable segments: Telecommunications Services, Direct Call Provisioning, Solutions Services and Equipment Sales. Through these segments, the Company provided inmate telecommunication products and services for correctional facilities, including security enhanced call processing, call validation and billing services for inmate calling. Depending upon the contractual relationship at the site and the type of customer, the Company provided these products and services through service agreements with other telecommunications service providers, including Verizon/Public Communications Services, AT&T/Global Tel*Link, AT&T/SBC, Sprint and Qwest (i.e., Telecommunications Services segment and Solutions Services segment) and through direct contracts between the Company and correctional facilities (i.e., Direct Call Provisioning segment). In addition, the Company sold systems to certain telecommunication providers (i.e., Equipment Sales segment).

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

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

Segment information for the three months ended March 31, 2005 (Unaudited) is as follows (in thousands):

	Telecommunications	Direct Call	Solutions	Equipment	Corporate
	Services	Provisioning	Services	Sales & Other	& Other	Total
Revenue from external customers	$7,745	$72,033	$11,263	$385	$-	$91,426
Segment gross margin	$4,369	$15,127	$870	$376	$-	$20,742
Depreciation and amortization	592	4,780	-	14	33	5,419
Other operating costs and expenses	-	2,082	304	34	9,051	11,471
Operating income (loss)	$3,777	$8,265	$566	$328	$(9,084)	$3,852
Interest and other expenses, net	-	-	-	-	-	6,698
Segment loss before income taxes	-	-	-	-	-	(2,846)
Total assets	$13,659	$221,866	$17,262	$1,117	$15,143	$269,047
Goodwill	$-	$50,263	$-	$-	$-	$50,263
Capital Expenditures	$-	$3,205	$-	$-	$2,088	$5,293

Segment information for the three months ended March 31, 2006 (Unaudited) is as follows (in thousands):

	Telecommunications	Direct Call	Solutions	Equipment	Corporate
	Services	Provisioning	Services	Sales & Other	& Other	Total
Revenue from external customers	$4,522	$81,968	$12,231	$115	$	$98,836
Segment gross margin	$2,392	$17,791	$3,233	$53	$-	$23,469
Depreciation and amortization	143	6,235	316	-	34	6,728
Other operating costs and expenses	-	2,246	130	-	10,094	12,470
Operating income (loss)	$2,249	$9,310	$2,787	$53	$(10,128)	$4,271
Interest and other expenses, net						6,931
Segment loss before income taxes						(2,660)
Total assets	$3,305	211,429	28,601	40	25,385	$268,760
Goodwill	$-	$37,936	$-	$-	$-	$37,936
Capital Expenditures	$-	$7,120	$-	$-	$-	$7,120

5. STOCKHOLDERS’ EQUITY

As of March 31, 2006, 53,497 shares were issued and outstanding of Class B Common Stock under the 2004 Restricted Stock Purchase Plan to certain members of management. These shares are subject to forfeiture pursuant to the terms of management’s respective Restricted Stock Purchase Agreements and the

2004 Restricted Stock Purchase Plan and the restrictions described herein and therein. The restricted periods end upon either the occurrence of certain events or upon lapse of time. With respect to one-third of the stock, the restricted period ends upon the lapse of time in equal increments with certain exceptions. The restricted period for up to one-third of the stock ends upon the sale of the Company’s stock to an independent third party, as defined in the 2004 Restricted Stock Plan. With respect to the remaining shares, the restricted period ends upon the Company attaining certain performance measures determined by the Company’s Board of Directors. Further, upon a change of control of the Company, the restricted period could end for all of the restricted shares that have not previously vested. The restricted shares are entitled to dividends, if declared, which will be distributed upon termination of the restricted period with respect to any such restricted shares. The Company measures compensation expense on these restricted shares commensurate with their vesting schedules. For the portion of the restricted shares that vest contingently with the occurrence of certain events, the Company records compensation expense when such events become probable. At March 31, 2006, the incremental compensation expense on the restricted shares issued to the Company’s CEO and other executives was determined based on the estimated fair value of the Class B Common Stock, which resulted in compensation charges of $28,000 to the condensed consolidated statements of operations.

6. GUARANTEES

FSP 45-3, amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require a guarantor to recognize a liability for the estimated fair value of guarantee obligations entered into after January 1, 2006 and disclosure of the maximum amount that could be paid under the guarantee obligation. In February 2006, the Company entered into an agreement with a telecommunications vendor, primarily for local and long distance services, whereby the Company guarantees a minimum purchase commitment over a two to three year period. Management has reviewed the agreement and believes the fair value to be zero. The maximum amount that would be paid under this guarantee totals $10.5 million at March 31, 2006.

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

Overview

We are the largest independent provider of inmate telecommunications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities such as juvenile detention centers, private jails and halfway houses in the United States and Canada. As of March 31, 2006, we provided service to approximately 3,100 correctional facilities.

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

Revenues

We derived approximately 82.9% of our revenues for the three months ended March 31, 2006 from our direct operation of inmate telecommunication systems located in correctional facilities in 48 states and the provision of related services. We enter into multi-year agreements with the correctional facilities, pursuant to which we serve as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, we pay a commission to the correctional facility based upon inmate telephone use. Our commission rates averaged approximately 43.9% of direct revenues for the three month period ended March 31, 2006. We install and generally retain ownership of the telephones and the associated equipment and provide additional services tailored to the specialized needs of the corrections industry and to the requirements of each individual correctional facility, such as call activity recording and call blocking. In our direct call provisioning business, we earn the full retail value of the call and pay corresponding line charges and commissions. As a result, our direct call provisioning business gross profit dollars are higher, but our gross profit margin is lower, than in our services business.

We derived approximately 4.6% of our actual revenues for the three months ended March 31, 2006 by providing telecommunication services to Regional Bell Operating Companies (“RBOCs”), Local Exchange Carriers (“LECs”) and Inter Exchange Carriers (“IXCs”), our service partners, typically through subcontracts in connection with the RBOCs’, LECs’ or IXCs’ separate contracts with larger correctional institutions. In such instances, we provide equipment, security enhanced call processing, call validation, and service and support to the telecommunications provider, rather than directly to the facility. Although our revenues for services to telecommunications service providers are lower than in our direct call provisioning business, where we provide the service to the facility directly and receive the retail value of the call, we do not incur all the additional capital costs related to these larger contracts that typically require up-front or guaranteed commission payments. Our gross margin percentage for providing telecommunications services is higher than the margin for our direct call provisioning business because we do not incur commissions, transport costs or risks of collection.

We also offer our solutions services, as described below, and the sale of equipment to RBOCs, LECs and IXCs as customers to support their telecommunication contracts with correctional facilities. We derived approximately 12.4% of our actual revenues for the three months ended March 31, 2006 from our Solutions business. The Solutions business consists of providing validation, uncollectible account management and billing services. In this business, accounts receivable generated from calls placed by inmates in correctional facilities are typically purchased from the third party inmate telecommunication providers and we accept responsibility for call validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC, LEC or IXC customer. However, all purchased receivables must be processed and validated through our risk management system prior to allowing the call to be completed and also must be billed through our proprietary billing systems. Revenues from our Solutions services equal the difference between the face value of the receivables purchased and the amount we pay the RBOC, LEC or IXC customer for the discounted accounts receivable. Because revenues associated with our Solutions business represent only a percentage of the face value of the receivables purchased, the associated billing and collection fees and uncollectible account expense represent a much higher percentage of revenues as compared to our direct call provisioning business. In the Solutions business, we do not bear any of the costs of facility commissions, equipment, line charges or direct sales charges, but bear the risk of unbillable and uncollectible accounts receivable.

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

Integration Costs. We commenced integrating the operations of Evercom and T-Netix shortly following our acquisition of Evercom in September 2004. The integration has involved consolidating the personnel, systems and facilities of the two companies, which is designed to improve our operating efficiencies over the long term. As of July 2005, the integration was substantially complete.

Industry Trends

We provide our products and services to telecommunications and solutions service providers such as Global Tel*Link, Public Communications Services (PCS), AT&T/SBC and Sprint, among other call providers. For the three months ended March 31, 2006, 17% of our total revenues were generated from contracts with telecommunications and solutions service providers. The following table lists our largest telecommunications and solutions service provider contracts for the three months ended March 31, 2006:

	Approximate % of	Approximate % of Total	Contract
	Total Solutions	Telecommunications	Expiration
Customer	Services Revenue	Services Revenue	Date**
AT&T/Global Tel*Link*	78%	24%	March 1, 2008

Sprint	20%	4%	Month-to-Month

SBC/AT&T***	-	30%	September 1, 2006

FSH Communications	-	21%	Month-to-Month

Verizon/Public Communications Services, Inc.*	-	14%	December 19, 2006

*	AT&T sold its inmate telecommunications business to Global Tel*Link in 2005. Verizon sold its inmate telecommunications business to Public Communications Services, Inc. in 2005.

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

***	SBC Recently changed its name to AT&T

In the first quarter of 2005 large industry participants Verizon and AT&T communicated plans to exit the inmate telecommunications business. During 2004, Verizon and AT&T were our two largest telecommunications services customers and, AT&T was our largest solutions customer. These communications by Verizon and AT&T continued a recent trend of large dominant telecommunications carriers exiting the direct inmate telecommunications business. Both Verizon and AT&T subsequently sold their inmate telecommunications businesses to Securus’ competitors in 2005. As a result of this trend and the Verizon and AT&T sales, we anticipate that our revenue and profits associated with these product lines will continue to decline.

We anticipate that our revenues and profits associated with these customers will continue to decline and that agreements we have in place with these two companies will not be renewed upon expiration. We believe it is reasonable to expect that our competitors, who recently purchased the AT&T and Verizon inmate businesses, will elect to replace our services over time with their internal resources or will procure services from other third parties who otherwise do not compete with them on a direct call provisioning basis. In two cases, the competitor has already notified us of their intention to eliminate our services. Contractually, the competitor can replace our Solutions services as their underlying phone contracts with correctional facilities expire. In addition to the expected continuing declines in telecommunication service and Solutions revenues associated with AT&T and Verizon, we expect telecommunications business from our other customers to continue to decline given the industry trend of large dominant telecommunications carriers exiting the market.

Notwithstanding the foregoing developments and the anticipated declining revenue stream associated with our highly profitable telecommunication services product line, we believe that the departure of large industry participants such as Verizon and AT&T from the direct call provisioning business may present significant opportunities for us and other independent providers in the future. Specifically, we expect to be well positioned to procure agreements to provide direct call provisioning services to those corrections facilities previously serviced by Verizon and AT&T because we already provide some inmate capabilities to those facilities currently serviced by Verizon and AT&T on a sub-contractor basis. However, we anticipate that contracts to service the facilities and accounts currently serviced by Verizon and AT&T will likely be subject to competitive bidding. Moreover, if we seek to secure inmate telecommunications contracts with larger county and state departments of corrections, we may be required to provide multi-million dollar up front payments, surety bonds or guaranteed commissions, as well as incur the cost of equipment and similar costs. Although we have typically incurred equipment and similar costs in connection with providing telecommunication and Solution services, we have not incurred the high capital costs related to these larger contracts, which have historically been absorbed by our RBOC and IXC partners. Given the large up-front costs associated with the procurement of larger county and state departments of corrections inmate telecommunication contracts, we will be required, on a case-by-case basis, to weigh the sufficiency of benefits of bidding on such contracts given the large up-front payment requirements and the anticipated lower gross margins we will generate on such agreements.

Results of Operations

The following table (in thousands) sets forth, for the three months ended March 31, 2005 and 2006, the results of operations of the Company.

	For the Three		For the Three
	Months Ended		Months Ended
	March 31,	% of	March 31,	% of
	2005	Revenue	2006	Revenue
	(Unaudited)		(Unaudited)
Revenue:
Telecommunications services	$7,745	9%	$4,522	5%
Direct call provisioning	72,033	79	81,968	83
Solutions services	11,263	12	12,231	12
Equipment sales and other	385	-	115	-
Total revenue	91,426	100	98,836	100
Expenses:
Cost of service	70,684	77	75,367	76
Selling, general and administrative	11,471	13	12,442	13
Compensation expense on employee stock options	-	-	28	-
Depreciation and amortization	5,419	6	6,728	7
Total operating costs and expenses	87,574	96	94,565	96
Operating (loss) income	3,852	4	4,271	4
Interest and other expenses, net	6,698	7	6,931	7
Loss before income taxes	(2,846)	(3)	(2,660)	(3)
Income taxes expense	587	1	248	-
Net loss	$(3,433)	(4)	$(2,908)	(3)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

The corrections industry, which includes the inmate calling market, is and can be expected to remain highly competitive. We compete directly with numerous other suppliers of inmate call processing systems and other corrections related products (including our own telecommunications and solutions service provider customers) that market their products to our same customer base.

Total Revenues. Total revenues for the three months ended March 31, 2006 increased by $7.4 million, or 8.1%, to $98.8 million. Direct Call Provisioning increased by approximately $9.9 million and Solutions services increased by $1.0  million. Partially offsetting the Direct Call Provisioning and Solutions growth were decreases of $3.2 million and $0.3 million in Telecom services and Equipment sales, respectively. As a result of hurricanes in the United States in the 2005 third quarter, we anticipate some revenue depression may have negatively affected our 2006 first quarter revenues; however, we do not believe the effect is significant.

Direct call provisioning revenues for the three months ended March 31, 2006 increased $9.9 million, or 13.8%, to $82.0 million. This growth was principally due to an increase in the number of inmates and accounts served. Growth in direct call provisioning revenues also increased by $1.1 million during this period from new fees charged to end-users to re-coup billing costs. The first quarter of each year is historically the best seasonal quarter for revenue, representing a 2% to 3% increase over average total year usage on a same facility sales basis for the direct call provisioning segment.

Solutions services revenues for the three months ended March 31, 2006 were $12.2 million, representing an increase of $1.0 million, or 8.6%, over the prior year quarter. The increase resulted primarily from an $0.8 million increase in fees charged to end-users to re-coup billing costs. The remaining increase was a result of an increase in accounts and inmates served. As a result of AT&T selling its inmate telecommunications business in 2005 to a competitor and subsequent communications with that competitor, it is reasonable to expect that solutions services revenue will decline significantly over the next several years.

Telecommunications services revenues for the three months ended March 31, 2006 decreased by $3.2 million, or 41.6% to $4.5 million, and was primarily attributable to accounts that we did not retain upon contract renewal or accounts that converted to direct provisioning revenue. We have not retained a significant amount of our telecommunications services contracts upon renewal as a result of our strategy to focus on growing our direct provisioning business. The departures of AT&T and Verizon from the inmate telecommunications market and resulting sale of those businesses to our competitors contributed to the decline. We expect the significant declining trend in telecommunication services revenue to continue.

Equipment sales for the three months ended March 31, 2006 declined by $0.3 million, or 70.1%, to $0.1 million. The decline results from a strategy we have pursued whereby, on a selective basis, we attempt to convert telecommunications services revenue to direct call provisioning revenue. Our telecommunications services customers, who also are typically our equipment sales customers, are purchasing less equipment from us. Additionally, the departure of AT&T from the inmate telecommunications market contributed to the declines as AT&T had historically been a significant customer in this segment. We expect this trend to continue and believe equipment sales will be a very small component of our revenue in the future.

Cost of Service. Total cost of service increased by $4.7 million, or 6.6%, to $75.4 million for the three months ended March 31, 2006. The increase was due primarily to the change in the mix of our operating revenues. Our direct call provisioning and solutions services revenues increased while our telecommunications services and equipment sales revenues decreased. Operating costs are a substantially higher component of revenues in the direct call provisioning and solutions services businesses than in the telecommunications services and equipment sales businesses. Cost of service in our solutions segment as a percentage of our revenue declined as a result of the implementation of fees charged to end users to re-coup billing costs, coupled with lower bad debt expense due to migration of call traffic to Securus’ billing and bad debt management systems that had previously been processed through legacy systems.

SG&A. SG&A expenses of $12.4 million were $1.0 million, or 8.5%, higher than the prior year quarter. The increase in expense was due primarily to costs associated with higher direct revenues coupled with cost of living increases. In addition, the Company incurred approximately $0.4 million of SG&A expenses related to our ongoing efforts to comply with the Sarbanes-Oxley Act of 2002 during the first quarter of 2006 as compared to zero in 2005.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $6.7 million and $5.4 million for the three months ended March 31, 2006 and 2005, respectively. The increase was attributable to depreciation and amortization related to 2005 and 2006 additions to property and equipment and intangible assets.

Interest and Other Expenses, net. Interest and other expenses were $6.9 million and $6.7 million for the three months ended March 31, 2006 and 2005, respectively. The increase relates primarily to the increasing principal on the Senior Subordinated notes due to interest being paid-in-kind.

Income Tax Expense. Income tax expense for the three months ended March 31, 2006 and 2005 was $0.2 million and $0.6 million, respectively. The Company generated tax expense despite operating losses due principally to changes in deferred tax balances.

Liquidity and Capital Resources

The Company’s principal liquidity requirements are to service and repay our debt and meet our capital expenditure and operating needs. We are significantly leveraged. As of March 31, 2006, we had $216.8 million in total debt outstanding before considering $3.0 million of original issue discount on our second-priority senior secured notes and $2.7 million of fair value attributable to warrants issued in connection with our senior subordinated debt financing, both of which are reflected as discounts to outstanding long-term debt in our condensed consolidated financial statements. As of March 31, 2006, we had unused capacity of $19.2 million under our working capital credit facility and a total stockholders’

deficit of $34.7 million. As of May 9, 2006, we had unused capacity of $25.0 million under our working capital credit facility. In May 2005, we were notified by one of our LEC billing agents that the agent would begin remitting monthly settlements to us fifteen days later than previous practice. Beginning in July 2005, this change caused a fluctuation in our liquidity by approximately $6.0 million for two weeks of each month.

Cash Flows

The following table, in thousands, provides cash flow data for the three months ended March 31, 2005 and 2006 (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2005	2006
	(Unaudited)
Net cash used in operating activities	$(585)	$(4,563)
Net cash used in investing activities	$(5,293)	$(7,120)
Net cash provided by financing activities	$4,295	$11,496

Cash Flows for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Net cash used in operating activities for the three months ended March 31, 2006, consisted primarily of $11.0 million of operating income before considering non-cash expenses, such as $6.7 million of depreciation and amortization, offset by $8.5 million for cash paid for interest expense and $7.0 million of working capital use. This working capital fluctuation was due to very short-term month-end timing of certain normal operating receipts and disbursements along with scheduled annual prepaid commission advances to certain facilities.

Cash used in investing activities was $7.1 million and $5.3 million for the three months ended March 31, 2006 and 2005, respectively. The $7.1 million was utilized for investments in equipment and intangibles to maintain and grow the direct call provisioning business. This was also the case in 2005.

Cash generated in financing activities was $11.5 million and $4.3 million for the three months ended March 31, 2006 and 2005. The cash was drawn for short term operational needs.

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current and expected level of operations, we believe our cash flow from operations, available cash and available borrowings under our $30.0 million working capital facility will be adequate to meet our liquidity needs for our operations for the foreseeable future. In the event we wish to make additional acquisitions, we may need to borrow additional debt. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our working capital facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In the event that cash in excess of the amounts generated from on-going business operations and available under our working capital facility is required to fund our operations, we may be required to reduce or eliminate discretionary selling, general and administrative costs, and sell or close certain of our operations.

Debt and other Obligations

Revolving Credit Facility — The Company has a revolving credit facility (the “revolver”) with a syndicate of banks and other lending institutions with a borrowing base limitation equal to 80% of the “eligible receivables” as defined in the credit agreement. The revolver provides for financing on a revolving basis of up to $30.0 million and a $22.5 million letter of credit facility that expires on September 9, 2009. To the extent that letters of credit outstanding are greater than $10.0 million, the incremental letters of credit outstanding over $10.0 million reduces our availability. The Company’s maximum permitted annual capital expenditures are $30.0 million for 2006. Amounts unused under the revolving credit facility are subject to a fee, due quarterly, based on a per annum rate, as amended, of 0.375%. Advances bear simple interest at an annual rate equal to one of the following, at our option (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2.0%, as amended. Interest is payable quarterly, following the end of each previous calendar quarter. Advances received on the revolver bore interest at our option using the prime rate, which was 7.25% at December 31, 2005 and 7.5% at March 31, 2006. Securus Technologies draws from the available credit on the revolver to cover normal business cash requirements. As of December 31, 2005 and March 31, 2006, Securus Technologies had $30.0 million and $19.2 million, respectively, of borrowing availability under the revolver.

Second-priority Senior Secured Notes. We have outstanding $154.0 million of 11% Second-priority Senior Secured Notes. These notes were issued at a discount to face value of $3.6 million and proceeds obtained from the issuance were used to finance the acquisition of Evercom and to repay outstanding long-term debt obligations. Interest is payable on March 1 and September 1 of each year. These notes are secured by second-priority security interests in substantially all of our assets including but not limited to the capital stock of each our subsidiaries and all of our and our subsidiaries’ tangible and intangible non-real estate properties and assets.

The obligations under our working capital facility are guaranteed on a secured first priority basis by Securus and its subsidiaries. The loans are secured by a first priority lien on substantially all of our assets including, but not limited to, the capital stock of each of our subsidiaries and all of the Company and its subsidiaries’ tangible and intangible non-real estate properties and assets.

The credit agreement contains a number of customary affirmative and negative covenants. Subject to certain exceptions, the negative covenants restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, create and incur liens on assets, repay other indebtedness, sell assets, engage in transactions with affiliates, make loans, investments, guarantees or acquisitions, declare dividends, redeem or repurchase equity interests or make other restricted payments, and engage in mergers, acquisitions, asset sales and sale-leaseback transactions. The working capital facility also includes specified financial covenants, including maintaining a minimum interest coverage ratio and capital expenditure limits.

Senior Subordinated Notes. We have outstanding $40.0 million of senior subordinated notes. Due to the addition to these Notes of paid-in-kind interest, the principal balance of the Senior Subordinated Notes was $51.9 million as of March 31, 2006. The senior subordinated notes are unsecured and subordinated to the amounts owed under our working capital facility and our 11% Second-Priority Senior Secured Notes. Our obligations under the senior subordinated notes are irrevocably and unconditionally guaranteed on a senior subordinated basis by our subsidiaries. These notes bear interest at a fixed annual rate of 17%. Interest is payable at the end of each quarter, or, as restricted by the working capital facility, is paid in-kind by adding accrued interest to the principal balance of the senior subordinated notes.

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

Other Long-Term Liabilities. Other long-term liabilities represent approximately $1.8 million of tenant improvement concessions pertaining to the Company’s lease of its primary facility that will be amortized over the life of the lease as prescribed by SFAS No. 13 and FASB Technical Bulletin 88-1. The Company recorded amortization totaling $45,000 for these improvement concessions during the quarter ended March 31, 2006.

Capital Requirements

As of March 31, 2006, our contractual cash obligations and commitments on an aggregate basis are as follows:

	For the twelve months ending March 31,
	2007		2008		2009		2010		2011		Thereafter
Long-term debt (1)	$-	*	$-	*	$-	*	$-	*	$-	*	$216,709	*
Operating leases	2,099		1,503		1,020		928		962		4,028
Capital leases	69		-		-		-		-		-
Total contractual cash obligations and commitments	$2,168		$1,503		$1,020		$928		$962		$220,737

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

Surety Bonds

In the ordinary course of business, we obtain for the benefit of certain of our customers surety, performance and similar bonds. As of March 31, 2006, we had outstanding approximately $6.8 million of these bonds, which are backed by letters of credit issued under our working capital facility.

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

revenue recognition and bad debt reserve estimates;

goodwill and other intangible assets;

accounting for income taxes; and

acquisition-related assets and liabilities.

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

Accounting for Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance.

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

Changes in Accounting Standards

In January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment”, which requires share-based compensation to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior period presented in this Form 10-Q has not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for unvested shares is the same for APB Option No. 25 and SFAS No. 123R, the adoption of SFAS No. 123R did not have a material impact on the Company’s operating income, loss before income taxes or net loss.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is effective for voluntary changes in accounting principles made in fiscal years beginning after December 15, 2005. SFAS 154 replaces APB Opinion No. 20 Accounting Changes (APB 20) and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that voluntary changes in accounting principle be applied on a retrospective basis to prior period financial statements and eliminates the provisions of APB 20 that cumulative effects of voluntary changes in accounting principles be recognized in net income in the period of change. The adoption of this statement did not have a material impact on the consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position No. FIN 45-3 (FSP FIN 45-3) Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, which is effective for new minimum revenue guarantees issued or modified on or after the beginning of the first fiscal quarter following the date FSP FIN 45-3 was issued. FSP FIN 45-3 amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others to include guarantees granted to a business that the revenue of the business for a specified period of time will be at least a specified minimum amount under its recognition, measurement and disclosure provisions. This interpretation was effective for the Company on January 1, 2006. The adoption of this statement did not have a material impact on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes. Our exposure to market rate risk for changes in interest rates relates to our fixed rate debt and to our revolving line of credit.

Our fixed rate debt of approximately $206.0 million represents two debt instruments, our Senior Subordinated Notes of approximately $52.0 million which bear an annual interest rate of 17%, and our Second-priority Senior Secured Notes of $154.0 million which bear an annual interest of 11%. Interest expense on our fixed rate debt can be adversely affected due to a decline in interest rates, while interest expense on our floating rate debt will increase more than expected if interest rates rise. The effect of a 10% fluctuation in the interest rate of our fixed rate debt would have had an adverse effect of approximately $1.3 million for the quarter ended March 31, 2006. Our $30.0 million revolving line of credit bears an interest rate equal to one of the following, at our option: (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2% and is calculated on amounts borrowed under the facility. The effect of a 10% fluctuation in the interest rate on our revolving line of credit would have had an effect of less than $0.1 million on our interest expense for the quarter ended March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the

Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

2. Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we have been, and expect to continue to be, subject to various legal and administrative proceedings or various claims in the normal course of our business. We believe the ultimate disposition of these matters will not have a material affect on our financial condition, liquidity, or results of operations.

From time to time, inmate telecommunications providers, including our company, are parties to judicial and regulatory complaints and proceedings initiated by inmates, consumer protection advocates or individual called parties alleging, among other things, that excessive rates are being charged with respect to inmate collect calls, commissions paid by inmate telephone service providers to the correctional facilities are too high, that a call was wrongfully disconnected, that security notices played during the call disrupt the call, that the billed party did not accept the collect calls for which they were billed or that rate disclosure was not provided or was inadequate. The plaintiffs in such judicial proceedings, including the Condes litigation described below, often seek class action certification on behalf of inmates and those who receive inmate calls against all named inmate telecommunications providers. We are also on occasion the subject of regulatory complaints regarding our compliance with various matters including tariffing, access charges and payphone compensation requirements and rate disclosure issues. Currently, T-Netix awaits affirmance of the entry of summary judgment in our favor in a Washington case captioned Sandra Judd, et al. v. AT&T, et al., initially brought in King County Superior Court in Seattle. In Condes v. Evercom Systems, Inc., T-Netix and Evercom, along with other inmate telecommunications providers, were named in this suit, in which the plaintiffs alleged that they were incorrectly charged for collect calls from a number of correctional facilities as a result of systematic defects in the inmate calling platforms of all the telecommunications provider defendants. Although class certification was denied in the Condes litigation in March 2005, the plaintiffs obtained the right to bring another class certification motion as to Evercom. Evercom and T-Netix have since executed a settlement agreement of this case with plaintiffs that would require us to pay $525,000 in cash to reimburse the costs of publishing Class Notice and plaintiffs’ attorneys fees, and free inmate call minutes totaling up to $400,000 in retail value will be provided to members of the class. The Court granted final approval of this settlement on April 14, 2006. Neither Evercom nor T-Netix have admitted any wrongdoing and have vigorously denied each and every allegation in the case. During 2005, Securus paid an aggregate of $0.9 million of legal fees and related expenses associated with the Condes litigation. In Judd, T-Netix and several other telecommunication companies were sued on allegations of failure to comply with the audible, pre-connect disclosure of inmate call rates as required by Washington statutes and regulations. T-Netix and AT&T, the remaining defendants, obtained summary judgment in their favor in September, 2005, and plaintiffs have appealed. We cannot predict the outcome of this appeal at this time.

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

ITEM 1A. RISK FACTORS

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a)  None

(b)  None

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Securus Technologies, Inc., filed on August 6, 2004, incorporated by reference from the S-4.

3.2	Amended and Restated Bylaws of Securus Technologies, Inc., incorporated by reference from the S-4.

3.3	Certificate of Incorporation of T-Netix, Inc., filed on September 7, 2001, as amended, incorporated by reference from the S-4.

3.4	Bylaws of T-Netix, Inc, incorporated by reference from the S-4.

3.5	Articles of Incorporation of Telequip Labs, Inc., filed on November 9, 1987, as amended, incorporated by reference from the S-4.

3.6	Amended and Restated Bylaws of Telequip Labs, Inc., incorporated by reference from the S-4.

3.7	Articles of Incorporation of T-NETIX Telecommunications Services, Inc., filed on February 11, 1988, as amended, incorporated by reference from the S-4.

3.8	Bylaws of T-NETIX Telecommunications Services, Inc., incorporated by reference from the S-4.

3.9	Certificate of Incorporation of Evercom Holdings, Inc., filed on November 25, 2002, as amended, incorporated by reference from the S-4.

3.10	Bylaws of Evercom Holdings, Inc., incorporated by reference from the S-4.

3.11	Amended and Restated Certificate of Incorporation of Evercom, Inc., filed on February 19, 2003, incorporated by reference from the S-4.

3.12	Bylaws of Evercom, Inc., incorporated by reference from the S-4.

3.13	Certificate of Incorporation of Evercom Systems, Inc., filed on August 22, 1997, as amended, incorporated by reference from the S-4.

3.14	Bylaws of Evercom Systems, Inc., incorporated by reference from the S-4.

4.1	Form of 11% Second-priority Senior Secured Notes due 2011, incorporated by reference from the S-4.

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

4.13*

Second Amendment to Credit Agreement, dated April 17, 2006 among Securus Technologies, Inc., the subsidiary guarantors, ING Capital LLC, as syndicated issuing lender, alternative issuing lender and administrative agent, and lenders from time to time parties thereto.

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

*Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURUS TECHNOLOGIES, INC. (Registrant)

DATE: May 12, 2006	By:	/s/ RICHARD FALCONE
Richard Falcone,
Chairman of the Board, President,
Chief Executive Officer and Director

DATE: May 12, 2006	By:	/s/ KEITH KELSON
Keith Kelson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.13

Second Amendment to Credit Agreement, dated April 17, 2006 among Securus Technologies, Inc., the subsidiary guarantors, ING Capital LLC, as syndicated issuing lender, alternative issuing lender and administrative agent, and lenders from time to time parties thereto.

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