Form 10-Q
period 2006-06-30
Securus Technologies, Inc.
filed 2006-08-11
CIK 1320051

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ] Quarterly report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Shares outstanding of each of the registrant’s classes of common stock:

Class	Outstanding at June 30, 2006
Common stock	597,356 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION            14

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,	June 30,
	2005	2006
		(Unaudited)
ASSETS
Cash and cash equivalents	$2,630	$3,209
Restricted cash	1,396	1,426
Accounts receivable, net	63,180	64,353
Prepaid expenses and other current assets	5,659	3,977
Current deferred income taxes	7,785	7,563
Total current assets	80,650	80,528
Property and equipment, net	43,862	45,903
Intangibles and other assets, net	104,482	102,168
Goodwill	37,936	37,936
Total assets	$266,930	$266,535

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$46,502	$38,328
Accrued liabilities	37,756	37,751
Deferred revenue and customer advances	5,051	5,694
Current portion of long-term debt	108	56
Total current liabilities	89,417	81,829
Deferred income taxes	9,769	10,071
Long-term debt, net of current portion	197,847	211,155
Other long-term liabilities	1,765	1,732
Total liabilities	298,798	304,787

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, $0.01 stated value, 1,000,000 shares authorized; 597,356 shares issued and outstanding at December 31, 2005 and June 30, 2006	5	5
Additional paid-in capital	34,027	34,083
Accumulated deficit	(65,900)	(72,340)
Total stockholders' deficit	(31,868)	(38,252)
Total liabilities and stockholders’ deficit	$266,930	$266,535

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2005 and 2006

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2006	2005	2006
Revenue:
Direct call provisioning	$76,195	$85,659	$148,228	$167,627
Solutions services	11,847	11,747	23,110	23,978
Telecommunications services	6,731	3,811	14,476	8,333
Equipment sales and other	284	315	669	430
Total revenue	95,057	101,532	186,483	200,368
Cost of service, exclusive of depreciation and amortization shown separately below:
Direct call provisioning, exclusive of bad debt expense	49,541	55,566	97,242	110,020
Direct call provisioning bad debt expense	10,862	10,316	20,067	20,039
Solutions services expense	8,679	8,697	19,072	17,695
Telecommunications services	2,783	1,984	6,159	4,114
Cost of equipment sold and other	111	287	120	349
Total cost of service	71,976	76,850	142,660	152,217
Selling, general and administrative	12,746	13,918	24,220	26,360
Stock-based compensation	-	27	-	55
Depreciation and amortization	5,831	6,970	11,250	13,698
Total operating costs and expenses	90,553	97,765	178,130	192,330
Operating income	4,504	3,767	8,353	8,038
Interest and other expenses, net	6,690	6,919	13,388	13,850
Loss before income taxes	(2,186)	(3,152)	(5,035)	(5,812)
Income tax (benefit) expense	(214)	380	373	628
Net loss	$(1,972)	$(3,532)	$(5,408)	$(6,440)

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2006

(Dollars in thousands)

(Unaudited)

	June 30,	June 30,
	2005	2006
	(Revised -
	Note 1d)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss:	$(5,408)	$(6,440)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,250	13,698
Deferred income taxes	(484)	524
Conversion of interest paid-in-kind to secured subordinated notes	3,655	4,318
Equity income from unconsolidated affiliates and other	(4)	(205)
Stock-based compensation	-	55
Accretion of discount on notes payable	253	270
Amortization of deferred financing costs and debt discounts	410	483
Changes in operating assets and liabilities:
Restricted cash	-	(30)
Accounts receivable, net	5,511	(1,173)
Prepaid expenses and other current assets	1,414	1,682
Intangibles and other assets	(250)	(617)
Accounts payable	(3,958)	(7,329)
Accrued liabilities and other liabilities	1,873	605
Net cash provided by operating activities	$14,262	$5,841

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment including costs of intangibles	$(11,554)	(13,085)
Net cash used in investing activities	$(11,554)	$(13,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances on revolving credit facility	$-	$8,720
Cash overdraft	(1,213)	(845)
Debt issuance costs	(528)	-
Payments on long term debt	(57)	(52)
Net cash (used in) provided by financing activities	$(1,798)	$7,823
Increase in cash and cash equivalents	$910	$579
Cash and cash equivalents at the beginning of the period	1,879	2,630
Cash and cash equivalents at the end of the period	$2,789	$3,209

SUPPLEMENTAL DISCLOSURES:
Cash paid during period for:
Interest	$8,365	$8,680
Income taxes	$-	$-

NONCASH FINANCING AND INVESTING ACTIVITIES:
Leasehold improvements	$1,800	$-

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Unaudited Quarterly Financial Statements

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2005 and 2006 have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of Securus Technologies, Inc. (“Securus” or the “Company”).  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  Interim results are not necessarily indicative of the results that may be expected for the year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Securus Technologies, Inc.’s December 31, 2005 Annual Report on Form 10-K.

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

(b) Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that certain items such as foreign currency translation adjustments and unrealized gains and losses on certain derivative instruments classified as a hedge be presented as separate components of shareholders’ equity.  Total comprehensive loss for the three months ended June 30, 2005 and 2006 was $2.0 million and $3.5 million, respectively. For the six months ended June 30, 2005 and 2006 the comprehensive loss was $5.4 million and $6.4 million, respectively.

(c) Reclassification

Certain amounts in the June 30, 2005 condensed consolidated financial statements have been reclassified to conform with current period presentation.

(d) Revision to Cash Flow Statement

The Company has revised its June 30, 2005 condensed consolidated cash flow statement to classify the net change in cash overdrafts within financing activities.  Previously, such amounts were reported as cash flows used in operating activities.  The effects of the above revision to the June 30, 2005 condensed consolidated cash flow statement is summarized as follows:

	For The Six Months Ended June 30, 2005
	Net Cash Provided (Used in)
	Operating	Investing	Financing
	Activities	Activities	Activities
(in thousands)
Previously reported	$13,049	$(11,554)	$(585)
Net change in cash overdrafts	1,213	-	(1,213)
As revised	$14,262	$(11,554)	$(1,798)

2. BALANCE SHEET COMPONENTS

Accounts receivable consist of the following (in thousands):

	December 31,	June 30,
	2005	2006
		(Unaudited)
Accounts receivable, net:
Trade accounts receivable	$78,614	$77,068
Advance commissions receivable	3,815	3,002
Other receivables	153	326
	82,582	80,396
Less: Allowance for doubtful accounts	(19,402)	(16,043)
	$63,180	$64,353

At December 31, 2005 and June 30, 2006, the Company had advanced commissions to certain facilities totaling $3.9 million and $3.0 million, respectively, which are recoverable from such facilities as a reduction of earned commissions for specified monthly amounts.  Amounts included in the accounts receivable represent the estimated recoverable amounts during the next fiscal year, with the remaining long-term portion recorded in other assets.

Bad debt expense for the three and six months ended June 30, 2005 was $10.9 million, or 14.3%, and $20.1 million, or 13.6%, respectively, of direct call provisioning revenue of $76.2 million and $148.2 million, respectively.  Bad debt expense for the three and six months ended June 30, 2006 was $10.3 million, or 12.0%, and $20.0 million, or 11.9%, respectively, of direct call provisioning revenue of $85.7 million and $167.6 million, respectively.

Property and equipment consists of the following (in thousands):

	December 31,	June 30,
	2005	2006
		(Unaudited)
Property and equipment, net:
Telecommunications equipment	$35,600	$43,803
Leasehold improvements	4,382	3,336
Construction in progress	6,624	6,819
Vehicles	64	1
Office equipment	10,482	10,971
	57,152	64,930
Less: Accumulated depreciation and amortization	(13,290)	(19,027)
	$43,862	$45,903

Intangibles and other assets consist of the following (in thousands):

	December 31, 2005
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$18,324	$(2,439)	$15,885	10.6
Deferred financing costs	9,022	(1,063)	7,959	7.3
Capitalized software development costs	13,416	(3,510)	9,906	4.0
Acquired contract rights	79,407	(10,871)	68,536	10.8
Deposits and long-term prepayments	1,413	-	1,413
Other	783	-	783
	$122,365	$(17,883)	$104,482

	June 30, 2006 (Unaudited)
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$18,801	$(3,451)	$15,350	10.2
Deferred financing costs	9,022	(1,546)	7,476	7.3
Capitalized software development costs	15,812	(5,235)	10,577	4.1
Acquired contract rights	81,653	(15,697)	65,956	10.6
Deposits and long-term prepayments	1,818	-	1,818
Other	991	-	991
	$128,097	$(25,929)	$102,168

At December 31, 2005 and June 30, 2006, the carrying amount of trademarks assigned to patents and trademarks that were not subject to amortization was $3.0 million.

Certain intangibles and other assets amounts have been reclassified as of December 31, 2005.  Amortization expense for the three months ended June 30, 2005 and 2006 was $3.2 million and $4.1 million, respectively.  Amortization expense for the six months ended June 30, 2005 and 2006 was $4.5 million and $8.0 million, respectively.  Estimated amortization expense related to intangibles and other assets, excluding deferred financing costs, at June 30, 2006 and for each of the next five years and thereafter is summarized as follows (in thousands):

Period ending June 30 (unaudited):
2007	$15,852
2008	12,733
2009	10,435
2010	8,702
2011	7,554
Thereafter	36,607
$91,883

Accrued liabilities consist of the following (in thousands):

	December 31,	June 30,
	2005	2006
		(Unaudited)
Accrued expenses	$23,201	$24,775
Accrued compensation	5,258	4,018
Accrued severance and exit costs	668	71
Accrued taxes	2,932	3,078
Accrued interest and other	5,697	5,809
	$37,756	$37,751

During the years ended December 31, 2004 and 2005, the Company entered into separation agreements with certain executives.  SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits, requires the Company to accrue severance payments for these executives.  At December 31, 2005, the Company had accrued approximately $0.7 million related to these agreements, of which $0.6 million related to severance and the remaining $0.1 million related to leased facility costs.  For the six months ended June 30, 2006, the Company paid approximately $0.6 million of this liability, leaving approximately $0.1 million which will be paid prior to the 2006 year end.

3. DEBT

Debt consists of the following (in thousands):

	December 31,	June 30,
	2005	2006
		(Unaudited)

Revolving credit facility	$-	$8,720
Second-priority senior secured notes	49,745	54,063
Senior subordinated notes	154,000	154,000
Other	108	56
Total debt	203,853	216,839

Less unamortized discount on senior secured notes and senior subordinated notes	(5,898)	(5,628)
	197,955	211,211
Less current portion of long-term debt	(108)	(56)
Long-term debt, net	$197,847	$211,155

Revolving Credit Facility.  The Company has a revolving credit facility (the “revolver”) with a syndicate of banks and other lending institutions with a borrowing base limitation equal to 80% of the “eligible receivables” as defined in the credit agreement.  The revolver provides for financing on a revolving basis of up to $30.0 million and a $22.5 million letter of credit facility that expires on September 9, 2009.  To the extent that letters of credit outstanding are greater than $10.0 million, the incremental letters of credit outstanding over $10.0 million reduces our availability.  The Company’s maximum permitted annual capital expenditures are $30.0 million for 2006.  Amounts unused under the revolving credit facility are subject to a fee, due quarterly, based on a per annum rate, as amended, of 0.375%.  Advances bear simple interest at an annual rate equal to one of the following, at our option (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2.0%, as amended. Interest is payable quarterly, following the end of each previous calendar quarter. Advances received on the revolver bore interest at our option using the prime rate, which was 7.25% at December 31, 2005 and 8.25% at June 30, 2006.  Securus draws from the available credit on the revolver to cover normal business cash requirements.  As of December 31, 2005 and June 30, 2006, Securus had $30.0 million and $21.3 million, respectively, of borrowing availability under the revolver.

Second-priority Senior Secured Notes.  On September 9, 2004, Securus issued $154.0 million of Second-priority Senior Secured Notes that bear interest at a per annum rate of 11%. All principal is due September 9, 2011.  To the extent the Company generates excess cash flow (as defined in the indenture) in any calendar year beginning with the year ended December 31, 2005, the Company is required by the Second-priority Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 104% of face value.  No excess cash flow payment was due for the calendar year ended December 31, 2005 because no excess cash flow was generated.  Interest is payable semiannually on March 1 and September 1.  The Second-priority Senior Secured Notes were issued at a discount to face value of $3.6 million or 97.651%.  Proceeds obtained from the issuance of Second-priority Senior Secured Notes were used to finance the acquisition of Evercom and to repay then outstanding long-term debt obligations.  The effective interest rate is 11.6% on the Second-priority Senior Secured Notes.

Senior Subordinated Notes.  On September 9, 2004, Securus issued $40.0 million of Senior Subordinated Notes, unsecured and subordinate to the Revolving Credit Facility and the Senior Notes, that bear interest at an annual rate of 17%.  Interest is payable at the end of each calendar quarter, or, as restricted by the Company’s Revolving Credit Facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated notes.  All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013.  In connection with the issuance of the Senior Subordinated Notes, Securus issued warrants to acquire 51,011 shares of Securus Technologies, Inc.

common stock at an exercise price of $0.01 per share to the Senior Subordinated Note holders.  As a result, Securus discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance.  Proceeds obtained from the issuance of the Senior Subordinated Notes were used to finance the acquisition of Evercom, repay outstanding long-term debt obligations, and for general operating purposes.   During the six months ended June 30, 2006, $4.3 million of paid-in-kind interest was added to the principal balance of the Notes.  The effective interest rate is 18.9% on the Senior Subordinated Notes.

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

The Company’s credit facilities contain financial and operating covenants, among other items, that require the maintenance of certain financial ratios, including specified interest coverage ratios, maintenance of minimum levels of operating cash flows (as defined), and maximum capital expenditure limitations. These covenants also limit our ability to incur additional indebtedness, make certain payments including dividends to shareholders, invest and divest company assets, and sell or otherwise dispose of capital stock. In the event that the Company fails to comply with the covenants and restrictions, as specified in the credit agreements, Securus may be in default at which time payment of the long term debt and unpaid interest may be accelerated and become immediately due and payable.  As of June 30, 2006, the Company was in compliance with all covenants.

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

4. SEGMENT INFORMATION

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting operating segments in financial statements.  SFAS No. 131 also establishes standards for disclosures about products and services, geographic areas and major customers.

Management organized the enterprise around differences in products and services.  The Company and its predecessor had four reportable segments: direct call provisioning, solutions services, telecommunications services, and equipment sales.  Through these segments, the Company provides inmate telecommunication products and services for correctional facilities, including security enhanced call processing, call validation and billing services for inmate calling. Depending upon the contractual relationship at the site and the type of customer, the Company provides these products and services through service agreements with other telecommunications service providers, including Public Communications Services, Global Tel*Link, AT&T/SBC, Sprint and Qwest (i.e., telecommunications services segment and solutions services segment) and through direct contracts between the Company and correctional facilities (i.e., direct call provisioning segment).  In addition, the Company sells systems to certain telecommunication providers (i.e., Equipment Sales segment).

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

Segment information for the six months ended June 30, 2005 (unaudited) is as follows (in thousands):

	Direct Call	Solutions	Telecommunications	Equipment	Corporate
	Provisioning	Services	Services	Sales & Other	& Other	Total
Revenue from external customers	$148,228	$23,110	$14,476	$669	$-	$186,483
Segment gross margin	$30,919	$4,038	$8,317	$549	$-	$43,823
Depreciation and amortization	9,683	-	1,473	28	66	11,250
Other operating costs and expenses	3,988	574	-	34	19,624	24,220
Operating income (loss)	$17,248	$3,464	$6,844	$487	$(19,690)	$8,353
Interest and other expenses, net						13,388
Segment loss before income taxes						(5,035)
Capital expenditures	$7,203	$-	$-	$-	$4,351	$11,554
June 30, 2005:
Total assets	$219,331	$17,385	$14,206	$1,165	$18,100	$270,187
Goodwill	$50,304	$-	$-	$-	$-	$50,304

Segment information for the six months ended June 30, 2006 (Unaudited) is as follows (in thousands):

	Direct Call	Solutions	Telecommunications	Equipment	Corporate
	Provisioning	Services	Services	Sales & Other	& Other	Total
Revenue from external customers	$167,627	$23,978	$8,333	$430	$-	$200,368
Segment gross margin	$37,568	$6,283	$4,219	$81	$-	$48,151
Depreciation and amortization	12,706	639	285	-	68	13,698
Other operating costs and expenses	4,053	224	-	-	22,138	26,415
Operating income (loss)	$20,809	$5,420	$3,934	$81	$(22,206)	$8,038
Interest and other expenses, net						13,850
Segment loss before income taxes						(5,812)
Capital expenditures	$13,000	$-	$-	$-	$85	$13,085
June 30, 2006:
Total assets	$208,733	$28,768	$2,600	$40	$26,394	$266,535
Goodwill	$37,936	$-	$-	$-	$-	$37,936

Segment information for the three months ended June 30, 2005 (Unaudited) is as follows (in thousands):

	Direct Call	Solutions	Telecommunications	Equipment	Corporate
	Provisioning	Services	Services	Sales & Other	& Other	Total
Revenue from external customers	$76,195	$11,847	$6,731	$284	$-	$95,057
Segment gross margin	$15,792	$3,168	$3,948	$173	$-	$23,081
Depreciation and amortization	4,903	-	881	14	33	5,831
Other operating costs and expenses	1,906	270	-	-	10,570	12,746
Operating income (loss)	$8,983	$2,898	$3,067	$159	$(10,603)	$4,504
Interest and other expenses, net						6,690
Segment loss before income taxes						$(2,186)
Capital expenditures	$3,998	$-	$-	$-	$2,236	$6,234

Segment information for the three months ended June 30, 2006 (Unaudited) is as follows (in thousands):

	Direct Call	Solutions	Telecommunications	Equipment	Corporate
	Provisioning	Services	Services	Sales & Other	& Other	Total
Revenue from external customers	$85,659	$11,747	$3,811	$315	$-	$101,532
Segment gross margin	19,777	3,050	$1,827	28	-	24,682
Depreciation and amortization	6,471	323	142	-	34	6,970
Other operating costs and expenses	1,807	94	-	-	12,044	13,945
Operating income (loss)	$11,499	$2,633	$1,685	$28	$(12,078)	$3,767
Interest and other expenses, net						6,919
Segment loss before income taxes						$(3,152)
Capital expenditures	$5,890	$-	$-	$-	$75	$5,965

5. STOCKHOLDERS’ EQUITY

As of June 30, 2006, 53,497 shares were issued and outstanding of Class B Common Stock under the 2004 Restricted Stock Purchase Plan to certain members of management.  These shares are subject to forfeiture pursuant to the terms of management’s respective Restricted Stock Purchase Agreements and the 2004 Restricted Stock Purchase Plan and the restrictions described herein and therein.  The restricted periods end upon either the occurrence of certain events or upon lapse of time.  With respect to one-third of the stock, the restricted period ends upon the lapse of time in equal increments with certain exceptions.  The restricted period for up to one-third of the stock ends upon the sale of the Company’s stock to an independent third party, as defined in the 2004 Restricted Stock Plan.  With respect to the remaining shares, the restricted period ends upon the Company attaining certain performance measures determined by the Company’s Board of Directors.  Further, upon a change of control of the Company, the restricted period could end for all of the restricted shares that have not previously vested.  The restricted shares are entitled to dividends, if declared, which will be distributed upon termination of the restricted period with respect to any such restricted shares.  The Company measures compensation expense on these restricted shares commensurate with their vesting schedules.  For the portion of the restricted shares that vest contingently with the occurrence of certain events, the Company records compensation expense when such events become probable.  For the three and six months ended June 30, 2006, the incremental compensation expense on the restricted shares issued to the Company’s CEO and other executives was determined based on the estimated fair value of the Class B Common Stock, which resulted in compensation charges of approximately $28,000 and $55,000, respectively, to the condensed consolidated statements of operations.  For the three and six months ended June 30, 2005, the compensation expense was immaterial.

6. GUARANTEES

FSP 45-3 the Financial Accounting Standards Board (“FASB”) amends Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require a guarantor to recognize a liability for the estimated fair value of guarantee obligations entered into after January 1, 2006 and disclosure of the maximum amount that could be paid under the guarantee obligation. In February 2006, the Company entered into an agreement with a telecommunications vendor, primarily for local and long distance services, whereby the Company guarantees a minimum purchase commitment over a two to three year period.  Management has reviewed the agreements and believes the fair value to be zero. The maximum amount that would be paid under this guarantee totals $15.0 million at June 30, 2006.

7. RECENT ACCOUNTING PRONOUNCEMENT

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, recognized in an entity’s financial statements in accordance with SFAS No. 109. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006.  We will be required to adopt this initiative in the first quarter of fiscal 2007.  The Company has not yet determined the impact this interpretation will have on our results from operations or financial position.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. Any statements contained in this quarterly report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates,” “believes,” “expects,” “intends,” “seeks to,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements. All forward-looking statements are based on information available to the Company on the date hereof, and investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements. These factors include, but are not limited to: (i) competition in our industry and in the telecommunications industry generally; (ii) our substantial amount of debt; (iii) our limited operating history and accumulated deficits; (iv) the integration of Evercom into our business; (v) our financial results being dependent on the success of our billing and bad debt management systems; (vi) loss of major partners or customers and recent trends in the inmate telecommunications industry and the risks of government contracts; (vii) protection of our proprietary technology and ensuring that we do not infringe on the proprietary technology of other companies; (viii) our ability to adapt new technologies and respond effectively to customer requirements or provide new products and services; (ix) control by our equity investors; (x) our ability to adapt to changes in state and federal regulations that apply to the inmate telecommunications industry; (xi) extensive government legislation and regulations; and (xii) other factors detailed from time to time in our filings with the SEC.

Overview

We are the largest independent provider of inmate telecommunications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities such as juvenile detention centers, private jails and halfway houses in the United States and Canada. As of June 30, 2006, we provided service to approximately 3,000 correctional facilities.

Our business consists of installing, operating, servicing and maintaining sophisticated call processing systems in correctional facilities and providing related services. We typically enter into multi-year agreements (generally three to five years) directly with the correctional facilities in which we serve as the exclusive provider of telecommunications services to inmates. In exchange for the exclusive service rights, we pay a negotiated commission to the correctional facility based upon revenues generated by actual inmate telephone use. In addition, on larger contracts we typically have partnered with regional bell operating companies, or RBOCs, local exchange carriers, or LECs, and interexchange carriers, or IXCs as well as independent telecommunications companies, for which we provide our equipment and, as needed, back office support, including validation, billing and collections services, and charge a fee for such services. Based on the particular needs of the corrections industry and the requirements of the individual correctional facility, we also sell platforms and specialized equipment and services such as law enforcement management systems, call activity reporting and call blocking.

Our business is conducted primarily through our two principal subsidiaries: T-Netix, which we acquired in March 2004, and Evercom, which we acquired in September 2004.

Revenues

We derived approximately 79.5% and 83.7% of our revenues for the six months ended June 30, 2005 and 2006, respectively, from our direct operation of inmate telecommunication systems located in correctional facilities in 48 states and the provision of related services. We enter into multi-year agreements under direct, or “prime” contracts with the correctional facilities, pursuant to which we serve as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, we pay a commission to the correctional facility based upon inmate telephone use. Our commission rates averaged approximately 43.0% of direct revenues for the year ended December 31, 2005 and averaged 43.2% and 43.5% for the six months ended June 30, 2005 and 2006, respectively. We install and generally retain ownership of the telephones and the associated equipment and provide additional services tailored to the specialized needs of the corrections industry and to the requirements of each individual correctional facility, such as call activity recording and call blocking. In our direct call provisioning business, we earn the full retail value of the call and pay corresponding line charges and commissions. As a result, our direct call provisioning business gross profit dollars are higher, but our gross profit margin is lower, than in our services business.

We derived approximately 7.8% and 4.2% of our revenues for the six months ended June 30, 2005 and 2006, respectively, by providing telecommunication services to RBOCs, LECs, IXCs, and independent telecommunications companies, our service partners, typically through subcontracts in connection with the RBOCs’, LECs’ or IXCs’ separate contracts with larger correctional institutions. In such instances, we provide equipment, security enhanced call processing, call validation, and service and support though the telecommunications provider, rather than directly to the facility. Although our revenues for services to telecommunications service providers are lower than in our direct call provisioning business, where we provide the service to the facility directly and receive the retail value of the call, we do not incur all the additional capital costs related to these larger contracts that typically require up-front or guaranteed commission payments. Our gross margin percentage for providing telecommunications services is higher than the margin for our direct call provisioning business because we do not incur commissions, transport costs or risk of collection.

We also offer our solutions services, as described below, and the sale of equipment to RBOCs, LECs, IXCs and independent telecommunications companies as customers, to support their telecommunication contracts with correctional facilities. We derived approximately 12.4% and 12.0% of our revenues for the six months ended June 30, 2005 and 2006, respectively, from our solutions business. The solutions business consists of providing validation, uncollectible account management and billing services. In this business, accounts receivable generated from calls placed by inmates in correctional facilities are typically purchased from the third party inmate telecommunication providers and we accept responsibility for call validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC, LEC, IXC or independent customer. However, all purchased receivables must be processed and validated through our risk management system prior to allowing the call to be completed and also must be billed through our proprietary billing systems. Revenues from our solutions services equal the difference between the face value of the receivables purchased and the amount we pay the RBOC, LEC, IXC or independent customers for the discounted accounts receivable. Because revenues associated with our solutions business represent only a percentage of the face value of the receivables purchased, the associated billing and collection fees and uncollectible account expense represent a much higher percentage of revenues as compared to our direct call provisioning business. In the solutions business, we do not bear any of the costs of facility commissions, equipment, line charges or direct sales charges, but bear the risk of unbillable and uncollectible accounts receivable.

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

Cost of Service

Our principal cost of service for our direct call provisioning business consists of commissions paid to correctional facilities which are typically expressed as a percentage of either gross or net direct revenues and are typically fixed for the term of the agreements with the facilities; bad debt expense, consisting of unbillable and uncollectible accounts and billing charges; telecommunication costs such as telephone line access, long distance and other charges, field operations and maintenance costs, which consist primarily of field service on our installed base of inmate telephones; and selling, general, and administrative costs. We pay monthly line and usage charges to RBOCs and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus, for certain LECs, a per message or per minute usage rate based on the time and duration of the call. We also pay fees to RBOCs and other LECs and long distance carriers based on usage for long distance calls. Third-party billing charges consist of payments to LECs and other billing service providers for billing and collecting revenues from called parties. Customer service costs represent either in-house or contracted customer service representatives who handle questions and concerns and take payments from billed parties.

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

Cost of service associated with the solutions business generally includes billing and collection and the risk of unbillable and uncollectible accounts receivable.

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

Industry Trends

We provide our products and services to telecommunications and solutions service providers such as Global Tel*Link, Public Communications Services (PCS), AT&T/SBC and Sprint, among other call providers. For the three and six months ended June 30, 2006, 15.3% and 16.1%, respectively, of our total revenues were generated from contracts with telecommunications and solutions service providers. The following table lists our largest telecommunications and solutions service provider contracts for the three months ended June 30, 2006:

	Approximate % of	Approximate % of Total	Contract
	Total Solutions	Telecommunications	Expiration
Customer	Services Revenue	Services Revenue	Date**
Global Tel*Link*	76%	34%	March 1, 2008

Sprint	21%	6%	Month-to-Month

SBC/AT&T***	-	33%	May 1, 2009

FSH Communications	-	21%	Month-to-Month

Public Communications Services, Inc.*	-	5%	Month-to-Month

*	AT&T sold its inmate telecommunications business to Global Tel*Link in 2005. Verizon sold its inmate telecommunications business to Public Communications Services, Inc. in 2005.

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

We anticipate that our revenues and profits associated with our customer, Global Tel*Link, will continue to decline and that agreements we have in place with them will not be renewed upon expiration. We believe it is reasonable to expect that they will elect to replace our services over time with their internal resources or will procure services from other third parties who otherwise do not compete with them on a direct call provisioning basis. Global Tel*Link has recently begun notifying us of their intent to eliminate our services, to the best of our knowledge, in all cases where their contracts have come to term. We therefore expect our solutions and telecommunications services businesses with Global Tel*Link to decline to zero over the next several years. Contractually, our solutions and telecommunications services customers can replace our services as their underlying phone contracts with correctional facilities expire.

Notwithstanding the foregoing developments and the anticipated declining revenue stream associated with our solutions and telecommunication services product lines, we believe that the departure of large industry participants such as Verizon and AT&T from the direct call provisioning business may present significant opportunities for us and other independent providers in the future. Specifically, we are well positioned to procure agreements to provide direct call provisioning services to those corrections facilities previously serviced by Verizon and AT&T because we have been providing some inmate capabilities to those facilities on a sub-contractor basis. However, we anticipate that contracts to service the facilities will likely be subject to competitive bidding. Moreover, if we seek to secure inmate telecommunications contracts with larger county and state departments of corrections, we may be required to provide multi-million dollar up front payments, surety bonds or guaranteed commissions, as well as incur the cost of equipment and similar costs. Although we have typically incurred equipment and similar costs in connection with providing telecommunication and solution services, we have not incurred the high capital costs related to these larger contracts, which have historically been absorbed by our RBOC and IXC partners. Given the large up-front costs associated with the procurement of larger county and state departments of corrections inmate telecommunication contracts, we will be required, on a case-by-case basis, to weigh the sufficiency of benefits of bidding on such contracts given the large up-front payment requirements and the anticipated lower gross margins we will generate on such agreements.

Results of Operations

The following table presents the results of operations of the Company through operating income.

	For the Three Months Ended		For the Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2006	2005	2006
(Dollars in thousands)	(Unaudited)		(Unaudited)
Revenue:
Direct call provisioning	$76,195	$85,659	$148,228	$167,627
Solutions services	11,847	11,747	23,110	23,978
Telecommunications services	6,731	3,811	14,476	8,333
Equipment sales and other	284	315	669	430
Total revenue	95,057	101,532	186,483	200,368
Expenses:
Cost of service	71,976	76,850	142,660	152,217
Selling, general and administrative	12,746	13,918	24,220	26,360
Stock-based compensation	-	27	-	55
Depreciation and amortization	5,831	6,970	11,250	13,698
Total operating costs and expenses	90,553	97,765	178,130	192,330
Operating income	$4,504	$3,767	$8,353	$8,038

Consolidated Statement of Operations

	Total Variance		Total Variance
	in Dollars		in Dollars
	Between the		Between the
	Three Months		Six Months
	Ended June 30,	%	Ended June 30,	%
	2005 and 2006	Change	2005 and 2006	Change
(Dollars in thousands)	(Unaudited)		(Unaudited)
Revenues
Direct call provisioning	$9,464	12.4	$19,399	13.1
Solutions services	(100)	(0.8)	868	3.8
Telecommunications services	(2,920)	(43.4)	(6,143)	(42.4)
Equipment sales and other	31	10.9	(239)	(35.7)
Total revenue	6,475	6.8	13,885	7.4
Total cost of service	4,874	6.8	9,557	6.7
Selling, general and administrative	1,172	9.2	2,140	8.8
Stock-based compensation	27	-	55	-
Depreciation and amortization	1,139	19.5	2,448	21.8
Total operating costs and expenses	7,212	8.0	14,200	8.0
Operating income	$(737)	(16.4)	$(315)	(3.8)

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 TO THREE MONTHS ENDED JUNE 30, 2005

The corrections industry, which includes the inmate calling market, is and can be expected to remain highly competitive.  We compete directly with numerous other suppliers of inmate call processing systems and other corrections related products (including our own telecommunications and solutions service provider customers) that market their products to our same customer base.

Revenues.  While the first quarter each year has historically been the best seasonal quarter for revenue, the Company’s 2006 second quarter revenues were approximately $2.7 million higher than in the first quarter, due primarily to growth in the Company’s direct call provisioning business.  Compared to the corresponding second quarter of the prior year, consolidated revenues increased $6.5 million or 6.8% to $101.5 million.  The primary components of the increase in revenues are discussed below:

Direct call provisioning revenues increased $9.5 million or 12.4% to $85.7 million primarily due to:

New prime business contracts won from competitors, net of accounts not renewed, coupled with initiatives to stimulate additional demand from existing customers of approximately $6.9 million;

New prime business with the State of Pennsylvania of $2.2 million; We began serving the State of Pennsylvania on an interim basis in late April 2006, as a result of Verizon’s desire to exit their existing contract. We expect to continue providing service on an interim basis for the remainder of 2006. Thereafter, the contract is expected to transition to a competitor, MCI (now owned by Verizon), who has been awarded the long-term contract. The interim contract generates just over $1.0 million per month of revenue for us with a relatively low profit margin relative to our normal average margin on our direct provisioning business.

An increase of approximately $0.2 million related to fees charged to end-users to recoup billing costs and end user rate increases. The majority of these increases became effective in the first and second quarters of 2006.

Solutions services revenues decreased by $0.1 million or 0.8% to $11.7 million. Solutions services revenues were essentially comparable between the periods. Solutions services revenues are expected to decline in the future as a result of indications from Global Tel*Link that it intends to eliminate our services as contracts expire. We expect solutions services revenues to decline by $1.0 million to $2.0 million per quarter for the final two quarters of 2006 and expect further declines in 2007.

Telecommunications services revenues decreased by $2.9 million or 43.4% to $3.8 million primarily attributable to accounts that we did not retain upon contract renewal or accounts that converted to direct provisioning revenue. We have not retained a significant amount of our telecommunications services contracts upon renewal as a result of our strategy to focus on growing our direct provisioning business. The departures of AT&T and Verizon from the inmate telecommunications market and resulting sale of those businesses to our competitors contributed to the decline. We expect the significant declining trend in telecommunication services revenue to continue. We expect the telecommunications services revenue to decline by approximately $1.0 million between the second quarter of 2006 and the third quarter of 2006. Thereafter, we expect our telecommunications services revenues to decline more gradually.

Equipment sales and other services revenues were generally consistent between the periods and represented a minor component of our revenues. We do not expect to generate significant equipment sales revenue in the future.

Historically in our direct provisioning business, the third quarter of the year has been our lowest seasonal quarter, representing approximately a 6% average revenue decline from our first quarter and approximately a 5% decline relative to our second quarter.

Cost of Service. Total cost of service increased by $4.9 million, or 6.8%, to $76.9 million. The increase was due primarily to the change in the mix of our operating revenues. A comparison of the components of our business segment gross margins is provided below:

	For The Three Months		For The Three Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2005		2006
	(unaudited)		(unaudited)
Direct call provisioning
Revenue	$76,195		$85,659
Cost of service	60,403	79.3%	65,882	76.9%
Segment gross margin	$15,792	20.7%	$19,777	23.1%
Solutions services
Revenue	$11,847		$11,747
Cost of service	8,679	73.3%	8,697	74.0%
Segment gross margin	$3,168	26.7%	$3,050	26.0%
Telecommunications services
Revenue	$6,731		$3,811
Cost of service	2,783	41.3%	1,984	52.1%
Segment gross margin	$3,948	58.7%	$1,827	47.9%
Equipment sales and other
Revenue	$284		$315
Cost of service	111	39.1%	287	91.1%
	$173	60.9%	$28	8.9%

Our direct call provisioning and equipment sales revenues increased while our solutions services and telecommunications services decreased. Operating costs are a substantially higher component of revenues in the direct call provisioning and solutions services businesses than in the telecommunications services and equipment sales businesses.

Cost of service in our direct provisioning business decreased as a percentage of revenue as a result of an increase in fees charged to end users to recoup billing costs and cost savings initiatives in the areas of bad debt and network costs. We also received a one-time billing fee credit of $0.5 million from a billing agent as a result of billing errors in 2005 and the first half of 2006.  These benefits more than offset increases in commission expense and billing costs and an increase in our estimate of the one-time impact hurricane Katrina may ultimately have on our bad debt expense. Actual bad debt results of hurricane Katrina are not yet known because of the significant lag time associated with billing through our third party billing agents. We expect to receive final bad debt allocations from our local exchange carrier billing agents in the next several months for the bad debt write-offs incurred. We believe we are adequately reserved to cover this exposure, however, our billing agents have given us only very limited information from which to make our estimates. We will file a claim with our insurance carrier to potentially recover some of the loss.  We expect total cost of service as a percentage of revenue in the direct provisioning business to be relatively stable in the upcoming quarters.

Cost of service in our solutions segment as a percentage of our revenue was consistent between the periods. Cost of service is a more volatile component of solutions services relative to our other business units because most of the cost is comprised of bad debt expense.

Cost of service in our telecommunications segment as a percentage of revenue increased to 52.1% from 41.3%. This increase is the result of the significant number of accounts deinstalled and the relative profitability of those deinstalled accounts compared to the remaining accounts. Cost of service in the telecommunications segment is expected to be relatively stable over the next several quarters.

Cost of service in our equipment sales and other segment increased as a percentage of revenue to 91.1% from 39.1%. We believe future cost of service as a percentage of revenue in this segment will be more consistent with long-term historical trends.

SG&A. SG&A expenses of $13.9 million were $1.2 million, or 9.2%, higher than the prior year quarter. The increase in expense was due primarily to unusually high legal fees, of which approximately $0.4 million was spent in a bid protest. Additionally, we spent $0.5 million of legal fees associated with two ongoing intellectual property lawsuits. The Company also incurred approximately $0.4 million of SG&A expenses related to our ongoing efforts to comply with the Sarbanes-Oxley Act of 2002 during the second quarter of 2006.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $7.0 million and increased $1.1 million between the periods. The increase was attributable to depreciation and amortization related to 2005 and 2006 additions to property and equipment and intangible assets.

Interest and Other Expenses, net. Interest and other expenses were $6.9 million and $6.7 million for the three months ended June 30, 2006 and 2005, respectively. The increase relates primarily to the increasing principal on the Senior Subordinated notes due to interest being paid-in-kind.

Income Tax Expense. The Company had income tax expense of $0.4 million for the three months ended June 30, 2006 and had a $0.2 million tax benefit for the three months ended June 30, 2005. The Company can generate tax expense despite operating losses due principally to changes in deferred tax balances.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 TO SIX MONTHS ENDED JUNE 30, 2005

Revenues.  The Company’s revenue for the six months ended June 30, 2006 was $13.9 million higher than in the comparable prior year period, representing a 7.4% increase. This increase was due primarily to growth in the Company’s direct call provisioning business.  The primary components of the increase in revenues are discussed below:

Direct call provisioning revenues increased $19.4 million or 13.1% to $167.6 million primarily due to:

New prime business contracts won from competitors, net of accounts not renewed, coupled with initiatives to stimulate additional demand from existing customers of approximately $13.3 million;

$2.8 million of revenue obtained from Verizon upon their exit from the inmate telecommunications market in 2005, whereby we accepted assignment.

New prime business with the State of Pennsylvania of $2.2 million; We began serving the State of Pennsylvania on an interim basis in late April 2006, as a result of Verizon’s desire to exit their existing contract. We expect to continue providing service on an interim basis for the remainder of 2006. Thereafter, the contract is expected to transition to a competitor, MCI (now owned by Verizon), who has been awarded the long-term contract. The interim contract generates just over $1.0 million per month of revenue for us with a relatively low profit margin relative to our normal average margin on our direct provisioning business.

An increase of approximately $1.1 million related to fees charged to end-users to recoup billing costs and end user rate increases. The increase became effective in the first quarter of 2006.

Solutions services revenues increased by $0.9 million or 3.8% to $24.0 million primarily due to rate increases.

Telecommunications services revenues decreased by $6.1 million or 42.4% to $8.3 million primarily attributable to accounts that we did not retain upon contract renewal or accounts that converted to direct provisioning revenue. We have not retained a significant amount of our telecommunications services contracts upon renewal as a result of our strategy to focus on growing our direct provisioning business. The departures of AT&T and Verizon from the inmate telecommunications market and resulting sale of those businesses to our competitors contributed to the decline. We expect the significant declining trend in telecommunication services revenue to continue. We expect the telecommunications services revenue to decline by approximately $1.0 million between the second quarter of 2006 and the third quarter of 2006. Thereafter, we expect our telecommunications services revenues to decline more gradually.

Equipment sales and other services revenues were relatively consistent between the periods and were small in relation to the other segments. We do not expect to generate significant equipment sales revenue in the future.

For the first six months of 2006, we have won $17.2 million of annualized new direct provisioning revenue from our competitors and have renewed 95% of accounts up for renewal in our direct provisioning segment. Additionally, and not included in our first six months wins of $17.2 million, we have recently prevailed in a bid protest on an account that will generate $4.0 million of annual direct provisioning revenue, although the award is now on appeal. This account was installed by us in June 2006. We expect the positive trends in new direct provisioning revenue to continue in the latter half of the year.

Cost of Service.  Total cost of service increased by $9.6 million, or 6.7%, to $152.2 million for the six months ended June 30, 2006.  The increase was due primarily to the change in the mix of our operating revenues.  A comparison of the components of our business segment gross margins is provided below:

	For The Six Months		For The Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2005		2006
	(unaudited)		(unaudited)
Direct call provisioning
Revenue	$148,228		$167,627
Cost of service	117,309	79.1%	130,059	77.6%
Segment gross margin	$30,919	20.9%	$37,568	22.4%
Solutions services
Revenue	$23,110		$23,978
Cost of service	19,072	82.5%	17,695	73.8%
Segment gross margin	$4,038	17.5%	$6,283	26.2%
Telecommunications services
Revenue	$14,476		$8,333
Cost of service	6,159	42.5%	4,114	49.4%
Segment gross margin	$8,317	57.5%	$4,219	50.6%
Equipment sales and other
Revenue	$669		$430
Cost of service	120	17.9%	349	81.2%
	$549	82.1%	$81	18.8%

Our direct call provisioning and solutions services revenues increased while our telecommunications services and equipment sales and other revenues decreased. Operating costs are a substantially higher component of revenues in the direct call provisioning and solutions services businesses than in the telecommunications services and equipment sales businesses.

Cost of service in our direct provisioning business decreased as a percentage of revenue as a result of an increase in fees charged to end users to recoup billing costs and cost savings initiatives in the areas of bad debt and network costs. These benefits more than offset increases in commission expense and billing costs and an increase in our estimate of the one-time impact hurricane Katrina may ultimately have on our bad debt expense. Actual bad debt results of hurricane Katrina are not yet known because of the significant lag time associated with billing through our third party billing agents. We expect to receive final bad debt allocations from our local exchange carrier billing agents in the next several months for the bad debt write-offs incurred. We believe we are adequately reserved to cover this exposure, however, our billing agents have given us only very limited information from which to make our estimates. We will file a claim with our insurance carrier to potentially recover some of the loss.  We expect total cost of service as a percentage of revenue in the direct provisioning business to be relatively stable in the upcoming quarters.

Cost of service in our solutions segment as a percentage of our revenue decreased significantly to 73.8%. This decrease was due to the benefit of our successful conversion of all solutions revenues to our primary bad debt controls and billing processes in the first quarter of 2005. Cost of service is a more volatile component of solutions services relative to our other business units because most of the cost is comprised of bad debt expense.

Cost of service in our telecommunications segment as a percentage of revenue increased to 49.4% from 42.5%. This increase is the result of the significant number of accounts deinstalled and the relative profitability of those deinstalled accounts compared to the remaining accounts. Cost of service in the telecommunications segment is expected to be relatively stable over the next several quarters.

Cost of service in our equipment sales and other segment increased as a percentage of revenue to 81.2% from 17.9%. We believe future cost of service as a percentage of revenue in this segment will be more consistent with long-term historical trends.

SG&A.  SG&A expenses of $26.4 million for the six months ended June 30, 2006 were $2.1 million, or 8.8%, higher than the six months ended June 30, 2005.  The increase in expense was due primarily to unusually high legal fees. In 2006 we spent $0.4 million in the aforementioned bid protest. Additionally, we spent $1.1 million of legal fees associated with two ongoing intellectual property lawsuits. The Company also incurred approximately $0.8 million of SG&A expenses related to our ongoing efforts to comply with the Sarbanes-Oxley Act of 2002 during the first six months of 2006.  Partially offsetting expenses were declines in salaries and contract labor due to synergies achieved as a result of the merger and consolidation of certain systems which required a certain amount of contract labor.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $11.3 million and $13.7 million for the six months ended June 30, 2005 and 2006, respectively.  The increase was attributable to depreciation and amortization related to 2005 and 2006 additions to property and equipment and intangible assets.

Interest and Other Expenses, net.  Interest and other expenses were $13.4 million and $13.9 million for the six months ended June 30, 2005 and 2006, respectively.  The increase relates primarily to the increasing principal on the Senior Subordinated notes due to interest being paid-in-kind.

Income Tax Expense.  Income tax expense for the six months ended June 30, 2005 and 2006 was $0.4 million and $0.6 million, respectively.  The Company generated tax expense despite operating losses due principally to changes in deferred tax balances.

Liquidity and Capital Resources

The Company’s principal liquidity requirements are to service and repay our debt and meet our capital expenditure and operating needs.  We are significantly leveraged.  As of June 30, 2006, we had $216.8 million in total debt outstanding before considering $2.9 million of original issue discount on our second-priority senior secured notes and $2.7 million of fair value attributable to warrants issued in connection with our senior subordinated debt financing, both of which are reflected as discounts to outstanding long-term debt in our condensed consolidated financial statements.  See additional information on our long and short term debt under "Debt and Other Obligations" below. As of June 30, 2006, we had unused capacity of $21.3 million under our working capital credit facility and a total stockholders’ deficit of $38.3 million.  As of August 8, 2006, we had unused capacity of $30.0 million under our working capital credit facility.  In May 2005, we were notified by one of our LEC billing agents that the agent would begin remitting monthly settlements to us fifteen days later than previous practice.  Beginning in July 2005, this change caused a fluctuation in our liquidity by approximately $6.0 million for two weeks of each month.

Cash Flows

Our cash flow from operations is primarily attributable to the operations of our direct call provisioning business which represents almost 84% of our revenues for the six months ended June 30, 2006. The level of our cash flow depends on multiple factors, including contract renewals and new business, as well as growth in inmate populations. Our net cash provided by operating activities is also affected by the level of our operating and other expenses.

The following table, in thousands, summarizes our cash flows:

	For the Six Months Ended
	June 30,	June 30,
	2005	2006
	(Unaudited)
Net cash provided by operating activities	$14,262	$5,841
Net cash used in investing activities	$(11,554)	$(13,085)
Net cash (used in) provided by financing activities	$(1,798)	$7,823

Cash Flows for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Net cash provided by operating activities for the six months ended June 30, 2006 consisted primarily of $21.7 million of operating income before considering non-cash expenses such as $13.7 million of depreciation and amortization, offset by $8.7 million for cash paid for interest expense and $7.2 million of working capital use. This working capital fluctuation was due to an increase in cash withheld by certain billing agents as a reserve against future uncollectible write-offs, coupled with very short-term month end timing of certain normal operating receipts and disbursements along with scheduled annual prepaid commission advances to certain facilities.

Net cash provided by operating activities for the six months ended June 30, 2005 (see note 1d), consisted primarily of $19.6 million of operating income before considering non-cash expenses such as $11.3 million of depreciation and amortization, offset by $8.4 million for cash paid for interest expense and $3.0 million of working capital use.  This working capital fluctuation was also due to short-term month end timing of certain normal operating receipts and disbursements coupled with a one-time favorable benefit from the transfer of all of our revenues to our primary billing and collection process.

Cash used in investing activities for the six months ended June 30, 2005 and 2006 respectively, was $11.6 million and $13.1 million. These expenditures primarily represent investments in equipment and intangibles to maintain and grow the direct call provisioning business for both periods presented. We estimate that at current operating levels, we incur approximately $12 million to $14 million of capital expenditures to maintain the business, including investments necessary to renew expiring direct provisioning accounts. The remainder of our capital expenditures go towards new business installations and related development. We have spent $1.4 million in 2006 specifically related to the development of new voice over internet protocal architecture which is expected to reduce both our operating expenses and capital expenditures in the future.

Cash used in financing activities for the six months ended June 30, 2005 (see note 1d) of $1.8 million was used for short term operational needs.

Cash provided in financing activities for the six months ended June 30, 2006 of $7.8 million primarily relates to the net draws on the Company's revolving credit facility of $8.7 million for short term operational needs. As of August 8, 2006, there were no borrowings under the revolving credit facility, and the Company had cash of $3.5 million.

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

Debt and Other Obligations

Revolving Credit Facility.  The Company has a revolving credit facility (the “revolver”) with a syndicate of banks and other lending institutions with a borrowing base limitation equal to 80% of the “eligible receivables” as defined in the credit agreement.  The revolver provides for financing on a revolving basis of up to $30.0 million and a $22.5 million letter of credit facility that expires on September 9, 2009.  To the extent that letters of credit outstanding are greater than $10.0 million, the incremental letters of credit outstanding over $10.0 million reduces our availability.  The Company’s maximum permitted annual capital expenditures are $30.0 million for 2006.  Amounts unused under the revolving credit facility are subject to a fee, due quarterly, based on a per annum rate, as amended, of 0.375%.  Advances bear simple interest at an annual rate equal to one of the following, at our option (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2.0%, as amended. Interest is payable quarterly, following the end of each previous calendar quarter. Advances received on the revolver bore interest at our option using the prime rate, which was 7.25% at December 31, 2005 and 8.25% at June 30, 2006.  Securus draws from the available credit on the revolver to cover normal business cash requirements.  As of December 31, 2005 and June 30, 2006, Securus had $30.0 million and $21.3 million, respectively, of borrowing availability under the revolver.

Second-priority Senior Secured Notes.  We have outstanding $154.0 million of 11% Second-priority Senior Secured Notes.  These notes were issued in September 2004 at a discount to face value of $3.6 million and proceeds obtained from the issuance were used to finance the acquisition of Evercom and to repay then outstanding long-term debt obligations. Interest is payable on March 1 and September 1 of each year.  These notes are secured by second-priority security interests in substantially all of our assets including, but not limited, to the capital stock of each of our subsidiaries and all of our and our subsidiaries’ tangible and intangible non-real estate properties and assets.

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

Senior Subordinated Notes.  On September 9, 2004 Securus issued $40.0 million of Senior Subordinated Notes.  Due to the addition to these Notes of paid-in-kind interest, the principal balance of the Senior Subordinated Notes was $54.1 million as of June 30, 2006.  The Senior Subordinated Notes are unsecured and subordinated to the amounts owed under our working capital facility and our 11% Second-priority Senior Secured Notes. Our obligations under the Senior Subordinated Notes are irrevocably and unconditionally guaranteed on a senior subordinated basis by our subsidiaries.  These notes bear interest at a fixed annual rate of 17%. Interest is payable at the end of each quarter, or, as restricted by the working capital facility, is paid in-kind by adding accrued interest to the principal balance of the Senior Subordinated Notes.

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

Other Long-Term Liabilities.  Other long-term liabilities represent approximately $1.8 million of tenant improvement concessions, of which approximately $12,000 and $33,000 of net amortization expense has been recorded for the six months ended in 2005 and 2006, respectively.  These improvement concessions relate to the Company’s lease of its primary facility that will be amortized over the 10-year life of the lease as prescribed by SFAS No. 13 and FASB Technical Bulletin 88-1.

Capital Requirements

As of June 30, 2006, our contractual cash obligations and commitments on an aggregate basis are as follows (in thousands):

	For the year ended June 30,
	2007			2008			2009		2010			2011			Thereafter
Long-term debt (1)	$		*	$		*	$8,720	*	$		*	$		*	$208,063	*
Operating leases		1,883			1,497		1,019			935			958		3,788
Capital leases		56			-		-			-			-		-
Total contractual cash obligations and commitments		$1,939			$1,497		$9,739			$935			$958		$211,851

*

Assumes no repurchases of second-priority senior secured notes or senior subordinated notes during such periods.  These amounts also do not give effect to mandatory purchases of second-priority senior secured notes, if any, with excess cash flow.

(1)	Includes $8.7 million drawn under our working capital facility, which expires on September 9, 2009, and does not include accrued interest under our long-term debt.

Surety Bonds

In the ordinary course of business, we obtain for the benefit of certain of our customers surety, performance and similar bonds.  As of June 30, 2006, we had outstanding approximately $3.5 million of these bonds, which are backed by letters of credit issued under our working capital facility.

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

In evaluating the collectibility of our trade receivables, we assess a number of factors including our historical cash resources held by our LEC billing agents and collection rates with our billing agents and a specific customer’s ability to meet the financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience.  Based on these assessments, we record reserves for uncollectibles to reduce the related receivables to the amount we ultimately expect to collect from our customers.  If circumstances related to specific customers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced or increased from the levels provided for in our financial statements.  Because the majority of our receivables are collected through our LEC billing agents and such agents typically do not provide us with visibility as to collection results for an average of a six to nine month period, our bad debt reserves are estimated and may be subject to substantial variation.

Goodwill and Other Intangible Assets

The calculation of amortization expense is based on the cost and estimated economic useful lives of the underlying intangible assets, intellectual property assets and capitalized computer software, and patent license rights.  Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  We review our unamortized intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the estimated useful life has been reduced.  We estimate the future cash flows expected to result from operations, and if the sum of the expected undiscounted future cash flows is less than the carrying amount of the intangible asset, we recognize an impairment loss by reducing the unamortized cost of the long-lived asset to its estimated fair value.

Accounting for Income Tax

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

Changes in Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company has not yet determined the impact this interpretation will have on our results from operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes in our market risk occurred from December 31, 2005 through June 30, 2006. Information regarding our market risk at June 30, 2006 is contained in Item 7A “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

2. Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the six months ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

In February 2006, Evercom was named in a putative class action in Florida federal court captioned Kirsten Salb v. Evercom Systems, Inc., et al. Evercom and its wholly owned billing agent are alleged to have violated the Florida Deceptive and Unfair Trade Practices Act and other common law duties because of the alleged incorrect termination of inmate telephone calls. Plaintiff seeks statutory damages, as well as compensatory damages and attorneys’ fees and costs, and may later seek certification of a class of persons who receive inmate calls from Miami-Dade County. Evercom has moved for complete dismissal of all claims, and we await the Court’s decision. This case is in its early stages and we cannot predict the scope of liability or the outcome of the case at this time.

In May 2005, TIP Systems, LLC and TIP Systems Holdings Co., Inc. (“TIPS”) filed suit in the United States District Court for the Southern District of Texas (Houston Division) against numerous defendants including Evercom, Inc., Evercom Systems, Inc., Evercom Holdings, Inc., T-NETIX, Inc., T-NETIX Telecommunications Services, Inc., and TZ Holdings, Inc. (“Evercom”), captioned TIP Systems, LLC and TIP Systems Holding Co., Inc. v. Phillips & Brooks/Gladwin, Inc., et al., which was filed in the United States District Court for the Southern District of Texas (Houston Division) for patent infringement.  TIPS is seeking approximately $1.0 million to $3.0 million in damages, however, TIPS is continuing to develop its damages model for this litigation and may seek higher or lower damages from Evercom and other defendants in the future.  A Markman Hearing took place in December 2005, and the court issued its order on the hearing February 22, 2006.  Discovery is ongoing.  The trial of this matter is currently set for October 2006.  Evercom is vigorously defending this suit.   No evaluation of the likelihood of any outcome or reasonable estimate of range of loss can be made at this time.  After the court denied TIPS’ request to add additional parties, the TIP Systems entities filed an additional lawsuit in February 2006, in the Southern District of Texas, against numerous defendants, including Securus Technologies, captioned TIP Systems, LLC and TIP Systems Holding Co., Inc. v SBC Operations, Inc., et. al. The suit alleges substantially similar allegations concerning patent infringement claims for “cord-free” or “hands-free” inmate phone technology. Securus denies any wrongdoing and will vigorously defend each and every allegation in the case. No trial date is currently set.  No evaluation of the likelihood of any outcome or reasonable estimate of range of loss can be made at this time.

In October 2003, Value-Added Communications, Inc. (“VAC”) filed suit in the District Court of Dallas County, Texas against T-NETIX, Inc. (“T-NETIX”), captioned Value-Added Communications, Inc. (Plaintiff and Counter-Defendant) v. T-Netix, Inc. (Defendant and Counter-Plaintiff) for alleged breach of a Patent License Agreement between VAC and T-NETIX (the “Agreement”).  VAC seeks a declaratory judgment related to the interpretation of certain provisions of the Agreement and the rights and obligations of the parties pursuant to the Agreement.  In addition, VAC is seeking a grant of a license to T-NETIX's improvements or additions to the originally licensed patents and an award of its attorneys' fees.  T-NETIX answered the lawsuit denying liability and filed a counter-claim for breach of contract against VAC.  T-NETIX is vigorously defending this suit as well as vigorously litigating its claim for affirmative relief.  Discovery is ongoing and trial of this matter is currently set for August, 2006.  No evaluation of the likelihood of any outcome or reasonable estimate of range of potential loss can be made at this time.

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

None.

ITEM 5.  OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.  EXHIBITS

(a) Exhibits.

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

SECURUS TECHNOLOGIES, INC. (Registrant)

DATE: August 11, 2006	By:	/s/ RICHARD FALCONE
Richard Falcone,
Chairman of the Board, President,
Chief Executive Officer and Director

DATE: August 11, 2006	By:	/s/ KEITH KELSON
Keith Kelson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.