Form 10-K/A
period 2005-05-31
Securus Technologies, Inc.
filed 2006-09-13
CIK 1320051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number 333-124962

SECURUS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0673095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Shares outstanding of each of the registrant’s classes of common stock:

Class	Outstanding at March 1, 2006
Common stock	543,859.65 shares
Class B Common stock	53,496.76 shares

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 is being filed to amend Part IV, Item 15 “Exhibits and Financial Statement Schedules” in order to include Exhibit No. 4.13, the Note Purchase Agreement, dated as of September 9, 2004, by and among Securus Technologies, Inc., T-Netix, Inc., Telequip Labs, Inc., T-Netix Telecommunications Services, Inc., SpeakEZ, Inc., T-Netix Monitoring Corporation, Evercom Holding, Inc., Evercom, Inc., Evercom Systems, Inc., Fortunelinx, Inc., Everconnect, Inc. and Laminar Direct Capital, L.P. pursuant to which the Registrant issued its 17% Senior Subordinated Notes due September 9, 2014, which was inadvertantly omitted from the Registrant’s Annual Report on Form 10-K as initially filed.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to Consolidated Financial Statements

1.	Financial Statements: The following financial statements and schedules of Securus Technologies, Inc. are included in this report:
• Consolidated Balance Sheets – December 31, 2005 and December 31, 2004

•

Consolidated Statements of Operations – December 31, 2003, for the 62 Day Period from January 1, 2004 to March 2, 2004 (Predecessor) and for the 355 Day Period from January 12, 2004 (Inception) to December 31, 2004 (Successor) and the Year Ended December 31, 2005

•

Consolidated Statements of Stockholders’ Equity - December 31, 2003, for the 62 Day Period from January 1, 2004 to March 2, 2004 (Predecessor) and for the 355 Day Period from January 12, 2004 (Inception) to December 31, 2004 (Successor) and the Year Ended December 31, 2005

•

Consolidated Statements of Cash Flows - December 31, 2003, for the 62 Day Period from January 1, 2004 to March 2, 2004 (Predecessor) and for the 355 Day Period from January 12, 2004 (Inception) to December 31, 2004 (Successor) and the Year Ended December 31, 2005

• Notes to Consolidated Financial Statements

2.	Financial Statement Schedules: None.

3.	Exhibits: The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index below, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 2006.

SECURUS TECHNOLOGIES, INC.

By:	/s/Richard Falcone
Richard Falcone,
Chairman of the Board,
President, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities below on the dates indicated.

Signature	Capacity	Date

/s/ Richard Falcone	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2006
Richard Falcone

/s/ Richard Cree	Director	September 13, 2006
Richard Cree

/s/ Sami Mnaymneh	Director	September 13, 2006
Sami Mnaymneh

/s/ Tony Tamer	Director	September 13, 2006
Tony Tamer

/s/ Brian Schwartz	Director	September 13, 2006
Brian Schwartz

/s/ Douglas Berman	Director	September 13, 2006
Douglas Berman

/s/ Lewis Schoenwetter	Director	September 13, 2006
Lewis Schoenwetter

/s/ James Neal Thomas	Director	September 13, 2006
James Neal Thomas

/s/ Jack McCarthy	Director	September 13, 2006
Jack McCarthy

/s/ Keith Kelson	Chief Financial Officer (Principal Financial Officer)	September 13, 2006
Keith Kelson

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

3.1	Amended and Restated Certificate of Incorporation of Securus Technologies, Inc., filed on August 6, 2004, incorporated by reference from the S-4.

3.2	Amended and Restated Bylaws of Securus Technologies, Inc., incorporated by reference from the S-4.

3.3	Certificate of Incorporation of T-Netix, Inc., filed on September 13, 2001, as amended, incorporated by reference from the S-4.

3.4	Bylaws of T-Netix, Inc, incorporated by reference from the S-4.

3.5	Articles of Incorporation of Telequip Labs, Inc., filed on November 9, 1987, as amended, incorporated by reference from the S-4.

3.6	Amended and Restated Bylaws of Telequip Labs, Inc., incorporated by reference from the S-4.

3.7	Articles of Incorporation of T-NETIX Telecommunications Services, Inc., filed on February 11, 1988, as amended, incorporated by reference from the S-4.

3.8	Bylaws of T-NETIX Telecommunications Services, Inc., incorporated by reference from the S-4.

3.9	Certificate of Incorporation of Evercom Holdings, Inc., filed on November 25, 2002, as amended, incorporated by reference from the S-4.

3.10	Bylaws of Evercom Holdings, Inc., incorporated by reference from the S-4.

3.11	Amended and Restated Certificate of Incorporation of Evercom, Inc., filed on February 19, 2003, incorporated by reference from the S-4.

3.12	Bylaws of Evercom, Inc., incorporated by reference from the S-4.

3.13	Certificate of Incorporation of Evercom Systems, Inc., filed on August 22, 1997, as amended, incorporated by reference from the S-4.

3.14	Bylaws of Evercom Systems, Inc., incorporated by reference from the S-4.

4.1	Form of 11% Second-priority Senior Secured Notes due 2011, incorporated by reference from the S-4.

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

4.13*

Note Purchase Agreement, dated as of September 9, 2004, by and among Securus Technologies, Inc., T-Netix, Inc., Telequip Labs, Inc., T-Netix Telecommunications Services, Inc., SpeakEZ, Inc., T-Netix Monitoring Corporation, Evercom Holding, Inc., Evercom, Inc., Evercom Systems, Inc., Fortunelinx, Inc., Everconnect, Inc. and Laminar Direct Capital, L.P.

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

14.1	Code of Ethics, incorporated by reference from the Company’s Form 10-K as filed with the SEC on March 31, 2006.

21.1	Subsidiaries of the Company, incorporated by reference from the Company’s Form 10-K as filed with the SEC on March 31, 2006.

23.1	Consent of KPMG LLP, incorporated by reference from the Company’s Form 10-K as filed with the SEC on March 31, 2006.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act.

32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

*Filed herewith