Form 10-Q
period 2006-09-30
Securus Technologies, Inc.
filed 2006-11-14
CIK 1320051

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ] Quarterly report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Shares outstanding of each of the registrant’s classes of common stock:

Class	Outstanding at September 30, 2006
Common stock	597,356 shares

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS       14

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,	September 30,
	2005	2006
		(Unaudited)
ASSETS
Cash and cash equivalents	$2,630	$420
Restricted cash	1,396	1,443
Accounts receivable, net	63,180	62,597
Prepaid expenses and other current assets	5,659	5,213
Current deferred income taxes	7,785	7,563
Total current assets	80,650	77,236
Property and equipment, net	43,862	46,438
Intangibles and other assets, net	104,482	100,202
Goodwill	37,936	37,936
Total assets	$266,930	$261,812

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$46,502	$43,452
Accrued liabilities	37,756	32,787
Deferred revenue and customer advances	5,051	5,500
Current portion of long-term debt	108	28
Total current liabilities	89,417	81,767
Deferred income taxes	9,769	10,420
Long-term debt, net of current portion	197,847	212,124
Other long-term liabilities	1,765	1,713
Total liabilities	298,798	306,024

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, $0.01 stated value, 1,000,000 shares authorized; 597,356 shares issued and outstanding at December 31, 2005 and September 30, 2006	5	5
Additional paid-in capital	34,027	34,110
Accumulated deficit	(65,900)	(78,327)
Total stockholders' deficit	(31,868)	(44,212)
Total liabilities and stockholders’ deficit	$266,930	$261,812

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2005 and 2006

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2006	2005	2006
Revenue:
Direct call provisioning	$76,706	$84,094	$224,935	$251,721
Solutions services	12,074	11,183	35,184	35,161
Telecommunications services	5,614	2,744	20,091	11,077
Equipment sales and other	358	64	1,026	494
Total revenue	94,752	98,085	281,236	298,453
Cost of service, exclusive of depreciation and amortization shown separately below:
Direct call provisioning, exclusive of bad debt expense	50,205	57,276	147,447	167,296
Direct call provisioning bad debt expense	9,325	9,595	29,392	29,634
Solutions services expense	9,484	8,619	28,556	26,314
Telecommunications services	2,748	1,307	8,908	5,421
Cost of equipment sold and other	50	18	169	367
Total cost of service	71,812	76,815	214,472	229,032
Selling, general and administrative	12,687	12,336	36,916	38,696
Stock-based compensation	-	28	-	83
Depreciation and amortization	5,737	7,609	16,987	21,307
Total operating costs and expenses	90,236	96,788	268,375	289,118
Operating income	4,516	1,297	12,861	9,335
Interest and other expenses, net	6,570	6,892	19,958	20,742
Loss before income taxes	(2,054)	(5,595)	(7,097)	(11,407)
Income tax (benefit) expense	(1,270)	392	(896)	1,020
Net loss	$(784)	$(5,987)	$(6,201)	$(12,427)

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and 2006

(Dollars in thousands)

(Unaudited)

	September 30,	September 30,
	2005	2006
	(Revised -
	Note 1d)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss:	$(6,201)	$(12,427)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,987	21,307
Deferred income taxes	(896)	873
Conversion of interest paid-in-kind to secured subordinated notes	5,601	6,616
Net equity income from unconsolidated affiliates	-	(348)
Stock-based compensation	-	83
Accretion of discount on notes payable	378	411
Amortization of deferred financing costs and debt discounts	634	732
Changes in operating assets and liabilities:	-
Restricted cash	(32)	(47)
Accounts receivable, net	5,818	583
Prepaid expenses and other current assets	751	446
Intangibles and other assets	(664)	(705)
Accounts payable	(5,657)	(5,643)
Accrued liabilities and other liabilities	(4,909)	(4,572)
Net cash provided by operating activities	$11,810	$7,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment including costs of intangibles	$(18,732)	(19,282)
Net cash used in investing activities	$(18,732)	$(19,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances on revolving credit facility	$5,000	$7,250
Cash overdraft	1,120	2,593
Debt issuance costs	(755)	-
Payments on long term debt	(87)	(80)
Net cash provided by financing activities	$5,278	$9,763
Decrease in cash and cash equivalents	$(1,664)	$(2,210)
Cash and cash equivalents at the beginning of the period	1,879	2,630
Cash and cash equivalents at the end of the period	$235	$420

SUPPLEMENTAL DISCLOSURES:
Cash paid during period for:
Interest	$17,093	$17,347
Income taxes	$-	$131

NONCASH FINANCING AND INVESTING ACTIVITIES:
Leasehold improvements	$1,800	$-

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Unaudited Quarterly Financial Statements

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2005 and 2006 have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of Securus Technologies, Inc. (“Securus” or the “Company”).  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  Interim results are not necessarily indicative of the results that may be expected for the year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Securus Technologies, Inc.’s December 31, 2005 Annual Report on Form 10-K.

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

(b) Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that certain items such as foreign currency translation adjustments and unrealized gains and losses on certain derivative instruments classified as a hedge be presented as separate components of shareholders’ equity.  Total comprehensive loss for the three months ended September 30, 2005 and 2006 was $0.8 million and $6.0 million, respectively. For the nine months ended September 30, 2005 and 2006, the comprehensive loss was $6.2 million and $12.4 million, respectively.

(c) Reclassification

Certain amounts in the September 30, 2005 condensed consolidated financial statements have been reclassified to conform with current period presentation.

(d) Revision to Cash Flow Statement

The Company has revised its September 30, 2005 condensed consolidated cash flow statement to classify the net change in cash overdrafts within financing activities.  Previously, such amounts were reported as cash flows used in operating activities.  The effects of the above revision to the September 30, 2005 condensed consolidated cash flow statement is summarized as follows:

	For The Nine Months Ended September 30, 2005
	Net Cash Provided (Used in)
	Operating	Investing	Financing
	Activities	Activities	Activities
(in thousands)
Previously reported	$12,930	$(18,732)	$4,158
Net change in cash overdrafts	(1,120)	-	1,120
As revised	$11,810	$(18,732)	$5,278

2. BALANCE SHEET COMPONENTS

Accounts receivable, net consists of the following (in thousands):

	December 31,	September 30,
	2005	2006
		(Unaudited)
Accounts receivable, net:
Trade accounts receivable	$78,614	$74,650
Advance commissions receivable	3,815	1,933
Other receivables	153	480
	82,582	77,063
Less: Allowance for doubtful accounts	(19,402)	(14,466)
	$63,180	$62,597

At December 31, 2005 and September 30, 2006, the Company had advanced commissions to certain facilities totaling $3.9 million and $1.9 million, respectively, which are recoverable from such facilities as a reduction of earned commissions for specified monthly amounts.  Amounts included in the accounts receivable represent the estimated recoverable amounts during the next fiscal year, with the remaining long-term portion recorded in other assets.

Bad debt expense for the three and nine months ended September 30, 2005 was $9.3 million, or 12.2%, and $29.4 million, or 13.1%, respectively, of direct call provisioning revenue of $76.7 million and $224.9 million, respectively.  Bad debt expense for the three and nine months ended September 30, 2006 was $9.6 million, or 11.4%, and $29.6 million, or 11.8%, respectively, of direct call provisioning revenue of $84.1 million and $251.7 million, respectively.

Property and equipment, net consists of the following (in thousands):

	December 31,	September 30,
	2005	2006
		(Unaudited)
Property and equipment, net:
Telecommunications equipment	$35,600	$47,066
Leasehold improvements	4,382	3,359
Construction in progress	6,624	7,217
Office equipment and other	10,546	11,416
	57,152	69,058
Less: Accumulated depreciation and amortization	(13,290)	(22,620)
	$43,862	$46,438

Intangibles and other assets, net consists of the following (in thousands):

	December 31, 2005
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$18,324	$(2,439)	$15,885	10.6
Deferred financing costs	9,022	(1,063)	7,959	7.3
Capitalized software development costs	13,416	(3,510)	9,906	4.0
Acquired contract rights	79,407	(10,871)	68,536	10.8
Deposits and long-term prepayments	1,413	-	1,413
Other	783	-	783
	$122,365	$(17,883)	$104,482

	September 30, 2006 (Unaudited)
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$19,004	$(4,034)	$14,970	10.2
Deferred financing costs	9,022	(1,795)	7,227	7.3
Capitalized software development costs	16,720	(5,983)	10,737	4.2
Acquired contract rights	82,542	(18,205)	64,337	10.6
Deposits and long-term prepayments	1,800	-	1,800
Other	1,131	-	1,131
	$130,219	$(30,017)	$100,202

At December 31, 2005 and September 30, 2006, the carrying amount of trademarks assigned to patents and trademarks that were not subject to amortization was $3.0 million.

Certain intangibles and other assets amounts have been reclassified as of December 31, 2005.  Amortization expense for the three months ended September 30, 2005 and 2006 was $3.0 million and $4.1 million, respectively.  Amortization expense for the nine months ended September 30, 2005 and 2006 was $9.0 million and $12.1 million, respectively.  Estimated amortization expense related to intangibles and other assets, excluding deferred financing costs, at September 30, 2006 and for each of the next five years and thereafter is summarized as follows (in thousands):

Period ending September 30 (unaudited):
2007	$16,134
2008	12,126
2009	10,395
2010	8,837
2011	7,550
Thereafter	35,002
$90,044

Accrued liabilities consist of the following (in thousands):

	December 31,	September 30,
	2005	2006
		(Unaudited)
Accrued expenses	$23,201	$24,569
Accrued compensation	5,258	4,068
Accrued severance and exit costs	668	164
Accrued taxes	2,932	2,447
Accrued interest and other	5,697	1,539
	$37,756	$32,787

During the years ended December 31, 2004 and 2005, the Company entered into separation agreements with certain executives.  SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits, requires the Company to accrue severance payments for these executives.  At December 31, 2005, the Company had accrued approximately $0.7 million related to these agreements, of which $0.6 million related to severance and the remaining $0.1 million related to leased facility costs.  For the nine months ended September 30, 2006, the Company paid approximately $0.5 million of this liability, leaving approximately $0.2 million.

3. DEBT

Debt consists of the following (in thousands):

	December 31,	September 30,
	2005	2006
		(Unaudited)

Revolving credit facility	$-	$7,250
Second-priority senior secured notes	154,000	154,000
Senior subordinated notes	49,745	56,361
Other	108	28
Total debt	203,853	217,639

Less unamortized discount on senior secured notes and senior subordinated notes	(5,898)	(5,487)
	197,955	212,152
Less current portion of long-term debt	(108)	(28)
Long-term debt, net	$197,847	$212,124

Revolving Credit Facility.  The Company has a revolving credit facility (the “Revolver”) with a syndicate of banks and other lending institutions with a borrowing base limitation equal to 80% of “eligible receivables” and 50% of inventory, as defined in the credit agreement.  The Revolver provides for financing on a revolving basis of up to $30.0 million and a $22.5 million letter of credit facility that expires on September 9, 2009.  To the extent that letters of credit outstanding are greater than $10.0 million, the incremental letters of credit outstanding over $10.0 million reduces our availability.  The Company’s maximum permitted annual capital expenditures are $30.0 million for 2006.  Amounts unused under the Revolver are subject to a fee, due quarterly, based on a per annum rate, as amended, of 0.375%.  Advances bear simple interest at an annual rate equal to one of the following, at our option (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2.0%, as amended. Interest is payable quarterly, following the end of each previous calendar quarter. Advances received on the Revolver bore interest at our option using the prime rate, which was 7.25% at December 31, 2005 and 8.25% at September 30, 2006.  Securus draws from the available credit on the Revolver to cover normal business cash requirements.  As of December 31, 2005 and September 30, 2006, Securus had $30.0 million and $22.8 million, respectively, of borrowing availability under the Revolver.

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

Senior Subordinated Notes.  On September 9, 2004, Securus issued $40.0 million of Senior Subordinated Notes, unsecured and subordinate to the Revolving Credit Facility and the Senior Notes, that bear interest at an annual rate of 17%.  Interest is payable at the end of each calendar quarter, or, as restricted by the Company’s Revolving Credit Facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated notes.  All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013.  In connection with the issuance of the Senior Subordinated Notes, Securus issued warrants to acquire 51,011 shares of Securus Technologies, Inc. common stock at an exercise price of $0.01 per share to the Senior Subordinated Note holders.  As a result, Securus discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance.  Proceeds obtained from the issuance of the Senior Subordinated Notes were used to finance the acquisition of Evercom, repay outstanding long-term debt obligations, and for general operating purposes.   During the nine months ended September 30, 2006, $6.6 million of paid-in-kind interest was added to the principal balance of the Notes.  The effective interest rate is 18.9% on the Senior Subordinated Notes.

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

The Company’s credit facilities contain financial and operating covenants, among other items, that require the maintenance of certain financial ratios, including specified interest coverage ratios, maintenance of minimum levels of operating cash flows (as defined), and maximum capital expenditure limitations. These covenants also limit our ability to incur additional indebtedness, make certain payments including dividends to shareholders, invest and divest company assets, and sell or otherwise dispose of capital stock. In the event that the Company fails to comply with the covenants and restrictions, as specified in the credit agreements, Securus may be in default at which time payment of the long term debt and unpaid interest may be accelerated and become immediately due and payable.  As of September 30, 2006, the Company was in compliance with all covenants.

4. SEGMENT INFORMATION

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting operating segments in financial statements.  SFAS No. 131 also establishes standards for disclosures about products and services, geographic areas and major customers.

Management organized the enterprise around differences in products and services.  The Company and its predecessor had four reportable segments: direct call provisioning, solutions services, telecommunications services, and equipment sales.  Through these segments, the Company provides inmate telecommunication products and services for correctional facilities, including security enhanced call processing, call validation and billing services for inmate calling. Depending upon the contractual relationship at the site and the type of customer, the Company provides these products and services through service agreements with other telecommunications service providers, including Verizon/Public Communications Services, Global Tel*Link, AT&T (formerly SBC), Embarq (formerly Sprint) and Qwest (i.e., telecommunications services segment and solutions services segment) and through direct contracts between the Company and correctional facilities (i.e., direct call provisioning segment).  In addition, the Company sells systems to certain telecommunication providers (i.e., Equipment Sales segment).

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

Segment information for the nine months ended September 30, 2005 (unaudited) is as follows (in thousands):

	Direct Call	Solutions	Telecommunications	Equipment	Corporate
	Provisioning	Services	Services	Sales & Other	& Other	Total
Revenue from external customers	$224,935	$35,184	$20,091	$1,026	$-	$281,236
Segment gross margin	$48,096	$6,628	$11,183	$857	$-	$66,764
Depreciation and amortization	14,255	-	2,600	37	95	16,987
Other operating costs and expenses	6,019	953	-	34	29,910	36,916
Operating income (loss)	$27,822	$5,675	$8,583	$786	$(30,005)	$12,861
Interest and other expenses, net						19,958
Segment loss before income taxes						(7,097)
Capital expenditures	$12,356	$-	$-	$-	$6,376	$18,732
September 30, 2005:
Total assets	$221,340	$17,670	$12,925	$1,381	$17,096	$270,412
Goodwill	$49,385	$-	$-	$-	$-	$49,385

Segment information for the nine months ended September 30, 2006 (Unaudited) is as follows (in thousands):

	Direct Call	Solutions	Telecommunications	Equipment	Corporate
	Provisioning	Services	Services	Sales & Other	& Other	Total
Revenue from external customers	$251,721	$35,161	$11,077	$494	$-	$298,453
Segment gross margin	$54,791	$8,847	$5,656	$127	$-	$69,421
Depreciation and amortization	19,789	987	428	-	103	21,307
Other operating costs and expenses	5,856	337	-	-	32,586	38,779
Operating income (loss)	$29,146	$7,523	$5,228	$127	$(32,689)	$9,335
Interest and other expenses, net						20,742
Segment loss before income taxes						(11,407)
Capital expenditures	$19,174	$-	$-	$-	$108	$19,282
September 30, 2006:
Total assets	$213,270	$23,523	$1,499	$-	$23,520	$261,812
Goodwill	$37,936	$-	$-	$-	$-	$37,936

Segment information for the three months ended September 30, 2005 is as follows (in thousands):

	Direct Call	Solutions	Telecommunications	Equipment	Corporate
	Provisioning	Services	Services	Sales & Other	& Other	Total
Revenue from external customers	$76,706	$12,074	$5,614	$358	$-	$94,752
Segment gross margin	$17,176	$2,590	$2,866	$308	$-	$22,940
Depreciation and amortization	4,573	-	1,126	9	29	5,737
Other operating costs and expenses	2,030	379	-	-	10,278	12,687
Operating income (loss)	$10,573	$2,211	$1,740	$299	$(10,307)	$4,516
Interest and other expenses, net						6,570
Segment loss before income taxes						(2,054)
Capital expenditures	$5,153	$-	$-	$-	$2,025	$7,178

Segment information for the three months ended September 30, 2006 (Unaudited) is as follows (in thousands):

	Direct Call	Solutions	Telecommunications	Equipment	Corporate
	Provisioning	Services	Services	Sales & Other	& Other	Total
Revenue from external customers	$84,094	$11,183	$2,744	$64	$-	$98,085
Segment gross margin	17,223	2,564	$1,437	46	-	21,270
Depreciation and amortization	7,083	348	143	-	35	7,609
Other operating costs and expenses	1,803	113	-	-	10,448	12,364
Operating income (loss)	$8,337	$2,103	$1,294	$46	$(10,483)	$1,297
Interest and other expenses, net	-	-	-	-	-	6,892
Segment loss before income taxes	-	-	-	-	-	$(5,595)
Capital expenditures	$6,174	$-	$-	$-	$23	$6,197

5. STOCKHOLDERS’ EQUITY

As of September 30, 2006, 53,497 shares were issued and outstanding of Class B Common Stock under the 2004 Restricted Stock Purchase Plan to certain members of management.  These shares are subject to forfeiture pursuant to the terms of management’s respective Restricted Stock Purchase Agreements and the 2004 Restricted Stock Purchase Plan and the restrictions described herein and therein.  The restricted periods end upon either the occurrence of certain events or upon lapse of time.  With respect to one-third of the stock, the restricted period ends upon the lapse of time in equal increments with certain exceptions.  The restricted period for up to one-third of the stock ends upon the sale of the Company’s stock to an independent third party, as defined in the 2004 Restricted Stock Plan.  With respect to the remaining shares, the restricted period ends upon the Company attaining certain performance measures determined by the Company’s Board of Directors.  Further, upon a change of control of the Company, the restricted period could end for all of the restricted shares that have not previously vested.  The restricted shares are entitled to dividends, if declared, which will be distributed upon termination of the restricted period with respect to any such restricted shares.  The Company measures compensation expense on these restricted shares commensurate with their vesting schedules.  For the portion of the restricted shares that vest contingently with the occurrence of certain events, the Company records compensation expense when such events become probable.  For the three and nine months ended September 30, 2006, the incremental compensation expense on the restricted shares issued to the Company’s CEO and other executives was determined based on the estimated fair value of the Class B Common Stock, which resulted in compensation charges of approximately $28,000 and $83,000, respectively, to the condensed consolidated statements of operations.

6. GUARANTEES

FSP 45-3 the Financial Accounting Standards Board (“FASB”) amends Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require a guarantor to recognize a liability for the estimated fair value of guarantee obligations entered into after January 1, 2006 and disclosure of the maximum amount that could be paid under the guarantee obligation. In February 2006, the Company entered into an agreement with a telecommunications vendor, primarily for local and long distance services, whereby the Company guarantees a minimum purchase commitment over a two to three year period.  Management has reviewed the agreements and believes the fair value to be zero. The maximum amount that would be paid under this guarantee totals $15.0 million at September 30, 2006.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The new standard is effective for financial statements for the fiscal years beginning after November 15, 2007, and interim periods within those years.  The provisions of the new standard are to be applied prospectively for most financial instruments and retrospectively for others as of the beginning of the fiscal year in which the standard is initially applied.  We will be required to adopt this new standard in the first quarter of 2008.  We are currently evaluating the requirements of Statement No. 157 and have not yet determined the impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatement when Qualifying Misstatements in Current Year Financial Statements.  SAB 108 addresses the views of the SEC staff regarding the process of quantifying financial statements misstatements.  SEC registrants are expected to reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending November 15, 2006.  The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year.  We will be required to adopt the interpretations in SAB 108 in the fourth quarter of 2006.  We are currently evaluating the impact of applying this guidance.

8. SUBSEQUENT EVENTS

On November 13, 2006, the Company entered into a new employment contract with Richard Falcone, the Company’s Chairman of the Board and Chief Executive Officer.  The employment contract extends through January 5, 2009.  Among other provisions, the contract specifies Mr. Falcone will receive a minimum base salary of $400,000 per year and will have the potential to earn an annual bonus targeted to equal 100% of his base salary.  In addition, Mr. Falcone will receive a one-time bonus, payable upon the contract execution date, of $485,500 and will also receive a $460,000 bonus payable at the end of the contract term.  In conjunction with the execution of the contract, the Company entered into a restricted shares agreement with Mr. Falcone whereby Mr. Falcone received an additional 9,484 shares of Class B common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-

looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.”

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

Overview

We are the largest independent provider of inmate telecommunications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities such as juvenile detention centers, private jails and halfway houses in the United States and Canada. As of September 30, 2006, we provided service to approximately 3,000 correctional facilities.

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

Revenues

We derived approximately 80.0% and 84.3% of our revenues for the nine months ended September 30, 2005 and 2006, respectively, from our direct operation of inmate telecommunication systems located in correctional facilities in 48 states and the provision of related services. We enter into multi-year agreements under direct, or “prime” contracts with the correctional facilities, pursuant to which we serve as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, we pay a commission to the correctional facility based upon inmate telephone use. Our commission rates averaged approximately 43.0% of direct revenues for the year ended December 31, 2005 and averaged 42.6% and 43.9% for the nine months ended September 30, 2005 and 2006, respectively. We install and generally retain ownership of the telephones and the associated equipment and provide additional services tailored to the specialized needs of the corrections industry and to the requirements of each individual correctional facility, such as call activity recording and call blocking. In our direct call provisioning business, we earn the full retail value of the call and pay corresponding line charges and commissions. As a result, our direct call provisioning business gross profit dollars are higher, but our gross profit margin is lower, than in our services business.

We derived approximately 7.1% and 3.7% of our revenues for the nine months ended September 30, 2005 and 2006, respectively, by providing telecommunication services to RBOCs, LECs, IXCs, and independent telecommunications companies, our service partners, typically through subcontracts in connection with the RBOCs’, LECs’ or IXCs’ separate contracts with larger correctional institutions. In such instances, we provide equipment, security enhanced call processing, call validation, and service and support though the telecommunications provider, rather than directly to the facility. Although our revenues for services to telecommunications service providers are lower than in our direct call provisioning business, where we provide the service to the facility directly and receive the retail value of the call, we do not incur all the additional capital costs related to these larger contracts that typically require up-front or guaranteed commission payments. Our gross margin percentage for providing telecommunications services is higher than the margin for our direct call provisioning business because we do not incur commissions, transport costs or risk of collection.

We also offer our solutions services, as described below, and the sale of equipment to RBOCs, LECs, IXCs and independent telecommunications companies as customers, to support their telecommunication contracts with correctional facilities. We derived approximately 12.5% and 11.8% of our revenues for the nine months ended September 30, 2005 and 2006, respectively, from our solutions business. The solutions business consists of providing validation, uncollectible account management and billing services. In this business, accounts receivable generated from calls placed by inmates in correctional facilities are typically purchased from the third party inmate telecommunication providers and we accept responsibility for call validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC, LEC, IXC or independent customer. However, all purchased receivables must be processed and validated through our risk management system prior to allowing the call to be completed and also must be billed through our proprietary billing systems. Revenues from our solutions services equal the difference between the face value of the receivables purchased and the amount we pay the RBOC, LEC, IXC or independent customers for the discounted accounts receivable. Because revenues associated with our solutions business represent only a percentage of the face value of the receivables purchased, the associated billing and collection fees and uncollectible account expense represent a much higher percentage of revenues as compared to our direct call provisioning business. In the solutions business, we do not bear any of the costs of facility commissions, equipment, line charges or direct sales charges, but bear the risk of unbillable and uncollectible accounts receivable.

We also sell equipment, typically consisting of our inmate calling system and digital recording systems, to a limited number of telecommunication services providers and some direct facilities.

In our direct call provisioning business and solutions services, we accumulate call activity data from our various installations and bill our revenues related to this call activity primarily through direct billing agreements, or in some cases through billing aggregators. In each case, we accrue the related telecommunication costs for validating, transmitting, billing and collection, bad debt, and line and long-

distance charges, along with commissions payable to the facilities. In our telecommunications services business, our service partner bills the called party and we either share the revenues with our service partner or receive a prescribed fee for each call completed. We also charge fees for additional services such as customer support and advanced validation.

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

Industry Trends

We provide our products and services to telecommunications and solutions service providers such as Global Tel*Link, Verizon/Public Communications Services (PCS), AT&T (formerly SBC) and Embarq (formerly Sprint), among other call providers. For the three and nine months ended September 30, 2006, 14.2% and 15.5%, respectively, of our total revenues were generated from contracts with telecommunications and solutions service providers. The following table lists our largest telecommunications and solutions service provider contracts for the three months ended September 30, 2006:

	Approximate % of	Approximate % of Total	Contract
	Total Solutions	Telecommunications	Expiration
Customer	Services Revenue	Services Revenue	Date**
Global Tel*Link*	73.6%	36.0%	March 1, 2008

Embarq (formerly Sprint)	21.6%	7.2%	Month-to-Month

AT&T (formerly SBC)***	-	28.0%	May 1, 2009

FSH Communications	-	25.4%	Month-to-Month

Verizon / Public Communications Services, Inc.*	-	1.4%	Month-to-Month

*	AT&T sold its inmate telecommunications business to Global Tel*Link in 2005. Verizon sold its inmate telecommunications business to Public Communications Services, Inc. in 2005.

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

Results of Operations

The following tables present the results of operations of the Company through operating income:

	For the Three Months Ended		For the Nine Months Ended

	September	September	September	September
	30, 2005	30, 2006	30, 2005	30, 2006
(Dollars in thousands)	(Unaudited)		(Unaudited)
Revenue:
Direct call provisioning	$76,706	$84,094	$224,935	$251,721
Solutions services	12,074	11,183	35,184	35,161
Telecommunications services	5,614	2,744	20,091	11,077
Equipment sales and other	358	64	1,026	494
Total revenue	94,752	98,085	281,236	298,453
Expenses:
Cost of service	71,812	76,815	214,472	229,032
Selling, general and administrative	12,687	12,336	36,916	38,696
Stock-based compensation	-	28	-	83
Depreciation and amortization	5,737	7,609	16,987	21,307
Total operating costs and expenses	90,236	96,788	268,375	289,118
Operating income	$4,516	$1,297	$12,861	$9,335

	Total Variance		Total Variance
	in Dollars		in Dollars
	Between the		Between the
	Three Months		Nine Months
	Ended		Ended
	September 30,	%	September 30,	%
	2005 and 2006	Change	2005 and 2006	Change
(Dollars in thousands)	(Unaudited)		(Unaudited)
Revenues
Direct call provisioning	$7,388	9.6	$26,786	11.9
Solutions services	(891)	(7.4)	(23)	(0.1)
Telecommunications services	(2,870)	(51.1)	(9,014)	(44.9)
Equipment sales and other	(294)	(82.1)	(532)	(51.9)
Total revenue	3,333	3.5	17,217	6.1
Total cost of service	5,003	7.0	14,560	6.8
Selling, general and administrative	(351)	(2.8)	1,780	4.8
Stock-based compensation	28	-	83	-
Depreciation and amortization	1,872	32.6	4,320	25.4
Total operating costs and expenses	6,552	7.3	20,743	7.7
Operating income	$(3,219)	(71.3)	$(3,526)	(27.4)

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THREE MONTHS ENDED SEPTEMBER 30, 2005

The corrections industry, which includes the inmate calling market, is and can be expected to remain highly competitive.  We compete directly with numerous other suppliers of inmate call processing systems and other corrections related products (including our own telecommunications and solutions service provider customers) that market their products to our same customer base.

Revenues.  Compared to the corresponding third quarter of the prior year, consolidated revenues increased $3.3 million or 3.5% to $98.1 million.  The primary components of the increase in revenues are discussed below:

Direct call provisioning revenues increased $7.4 million or 9.6% to $84.1 million primarily due to:

New prime business contracts won from competitors, net of accounts not renewed, of approximately $3.8 million;

New prime business with the State of Pennsylvania of $3.6 million; We began serving the State of Pennsylvania on an interim basis in late April 2006, as a result of Verizon’s desire to exit their existing contract. We expect to continue providing service on an interim basis for the remainder of 2006. Thereafter, the contract is expected to transition to a competitor, MCI (now owned by Verizon), who has been awarded the long-term contract. The interim contract generates just over $1.0 million per month of revenue.

Solutions services revenues decreased by $0.9 million or 7.4% to $11.2 million. Solutions services revenues declined primarily due to terminations of service by Global Tel*Link as their underlying facility contracts expired. Solutions services revenues are expected to decline in the future as a result of indications from Global Tel*Link that it intends to eliminate our services as contracts expire. We expect solutions services revenues to decline by $1.0 million per quarter for the next several quarters and expect further declines thereafter.

Telecommunications services revenues decreased by $2.9 million or 51.1% to $2.8 million primarily attributable to accounts that we did not retain upon contract renewal or accounts that converted to direct provisioning revenue. We have not retained a significant amount of our telecommunications services contracts upon renewal as a result of our strategy to focus on growing our direct provisioning business. The departures of AT&T and Verizon from the inmate telecommunications market and resulting sale of those businesses to our competitors contributed to the decline. We expect the significant declining trend in telecommunication services revenue to continue. We expect the telecommunications services revenue to decline by approximately $0.8 million between the third quarter of 2006 and the fourth quarter of 2006. Thereafter, we expect our telecommunications services revenues to decline more gradually.

Equipment sales and other services revenues represented a minor component of our total revenues. We do not expect to generate significant equipment sales revenue in the future.

Historically in our direct provisioning business, the third quarter of the year has been our lowest seasonal quarter, representing approximately a 6% average revenue decline from our first quarter and approximately a 5% decline relative to our second quarter.

Cost of Service. Total cost of service increased by $5.0 million, or 7.0%, to $76.8 million. The increase was due primarily to the change in the mix of our operating revenues. A comparison of the components of our business segment gross margins is provided below:

	For The Three Months		For The Three Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2005		2006
	(unaudited)		(unaudited)
Direct call provisioning
Revenue	$76,706		$84,094
Cost of service	59,530	77.6%	66,871	79.5%
Segment gross margin	$17,176	22.4%	$17,223	20.5%
Solutions services
Revenue	$12,074		$11,183
Cost of service	9,484	78.5%	8,619	77.1%
Segment gross margin	$2,590	21.5%	$2,564	22.9%
Telecommunications services
Revenue	$5,614		$2,744
Cost of service	2,748	48.9%	1,307	47.6%
Segment gross margin	$2,866	51.1%	$1,437	52.4%
Equipment sales and other
Revenue	$358		$64
Cost of service	50	14.0%	18	28.1%
	$308	86.0%	$46	71.9%

Our direct call provisioning revenues increased while our solutions services, telecommunications services and equipment sales and other revenues decreased. Historically, operating costs are a substantially higher component of revenues in the direct call provisioning and solutions services businesses than in the telecommunications services and equipment sales businesses.

Cost of service in our direct provisioning business increased as a percentage of revenue primarily as a result of costs associated with the addition of the State of Pennsylvania account, coupled with increases in commission expense and billing costs. We believe we have received the majority of final bad debt write-

offs related to Hurricane Katrina from our local exchange carrier billing agents and we believe we are adequately reserved to cover any remaining exposure. We have filed a claim with our insurance carrier to potentially recover some of the loss.  We expect total cost of service as a percentage of revenue in the direct provisioning business to be relatively stable in the upcoming quarters, and decline in the longer term as we achieve operating efficiencies through our new, centralized voice over internet protocol architecture, which will be rolled out over the next several years.

Cost of service in our solutions segment as a percentage of our revenue improved as a result of favorable bad debt trends. Cost of service is a more volatile component of solutions services relative to our other business units because most of the cost is comprised of bad debt expense.

Cost of service in our telecommunications segment as a percentage of revenue decreased to 47.6% from 48.9%. This decrease is the result of the changing mix of contracts as a significant number of accounts were deinstalled. Cost of service in the telecommunications segment is expected to be relatively stable over the next several quarters.

Cost of service in our equipment sales and other segment increased as a percentage of revenue due to the settlement of a customer dispute. We believe future cost of service as a percentage of revenue in this segment will be more consistent with long-term historical trends.

SG&A. SG&A expenses of $12.3 million were $0.4 million, or 2.8%, lower than the prior year quarter. The decrease in expense was due primarily to various cost cutting measures. SG&A was negatively impacted in the quarter by unusually high legal fees related primarily to several intellectual property lawsuits. The Company also incurred approximately $0.3 million of SG&A expenses in the quarter related to our ongoing efforts to comply with the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $7.6 million and increased $1.9 million between the periods. The increase was attributable to depreciation and amortization related to 2005 and 2006 additions to property and equipment and intangible assets consisting primarily of investments required for growth in the direct provisioning business, back-office systems as a result of merger consolidation and cost saving initiatives, investments in a new voice over internet protocol (“VOIP) centralized architecture, and investments in new products and services.

Interest and Other Expenses, net. Interest and other expenses were $6.6 million and $6.9 million for the three months ended September 30, 2005 and 2006, respectively. The increase relates primarily to the increasing principal on the Senior Subordinated notes due to interest being paid-in-kind.

Income Tax Expense. The Company had income tax expense of $0.4 million for the three months ended September 30, 2006 and had a $1.3 million tax benefit for the three months ended September 30, 2005. The Company can generate tax expense despite operating losses due principally to changes in deferred tax balances.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues.  The Company’s revenue for the nine months ended September 30, 2006 was $17.2 million higher than in the comparable prior year period, representing a 6.1% increase. This increase was due primarily to growth in the Company’s direct call provisioning business.  The primary components of the increase in revenues are discussed below:

Direct call provisioning revenues increased $26.8 million or 11.9% to $251.7 million primarily due to:

New prime business contracts won from competitors, net of accounts not renewed of approximately $16.1 million;

$3.7 million of revenue obtained from Verizon upon their exit from the inmate telecommunications market in 2005, whereby we accepted assignment.

New prime business with the State of Pennsylvania of $6.3 million; We began serving the State of Pennsylvania on an interim basis in late April 2006, as a result of Verizon’s desire to exit their existing contract. We expect to continue providing service on an interim basis for the remainder of 2006. Thereafter, the contract is expected to transition to a competitor, MCI (now owned by Verizon), who has been awarded the long-term contract. The interim contract generates just over $1.0 million per month of revenue.

An increase of approximately $0.7 million related to fees charged to end-users to recoup billing costs and end user rate increases. The increase became effective in the first quarter of 2006.

Solutions services revenues were steady at $35.2 million during both periods. Solutions services revenues are expected to decline in the future as a result of indications from Global Tel*Link that it intends to eliminate our services as contracts expire. We expect solutions services revenues to decline by $1.0 million per quarter for the next several quarters and expect further declines thereafter.

Telecommunications services revenues decreased by $9.0 million or 44.9% to $11.1 million primarily attributable to accounts that we did not retain upon contract renewal or accounts that converted to direct provisioning revenue. We have not retained a significant amount of our telecommunications services contracts upon renewal as a result of our strategy to focus on growing our direct provisioning business. The departures of AT&T and Verizon from the inmate telecommunications market and resulting sale of those businesses to our competitors contributed to the decline. We expect the significant declining trend in telecommunication services revenue to continue. We expect the telecommunications services revenue to decline by approximately $0.8 million between the third quarter of 2006 and the fourth quarter of 2006. Thereafter, we expect our telecommunications services revenues to decline more gradually.

Equipment sales and other services revenues were relatively consistent between the periods and were small in relation to the other segments. We do not expect to generate significant equipment sales revenue in the future.

For the first nine months of 2006, we have won $25.0 million of annualized new direct provisioning revenue from our competitors and have renewed 92% of accounts up for renewal in our direct provisioning segment. We expect the positive trends in new direct provisioning revenue to continue.

Cost of Service.  Total cost of service increased by $14.6 million, or 6.8%, to $229.0 million for the nine months ended September 30, 2006.  The increase was due primarily to the change in the mix of our operating revenues.  A comparison of the components of our business segment gross margins is provided below:

	For The Nine Months		For The Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2005		2006
	(unaudited)		(unaudited)
Direct call provisioning
Revenue	$224,935		$251,721
Cost of service	176,839	78.6%	196,930	78.2%
Segment gross margin	$48,096	21.4%	$54,791	21.8%
Solutions services
Revenue	$35,184		$35,161
Cost of service	28,556	81.2%	26,314	74.8%
Segment gross margin	$6,628	18.8%	$8,847	25.2%
Telecommunications services
Revenue	$20,091		$11,077
Cost of service	8,908	44.3%	5,421	48.9%
Segment gross margin	$11,183	55.7%	$5,656	51.1%
Equipment sales and other
Revenue	$1,026		$494
Cost of service	169	16.5%	367	74.3%
	$857	83.5%	$127	25.7%

Our direct call provisioning revenues increased while our telecommunications services, solutions services and equipment sales and other revenues decreased. Historically, operating costs are a substantially higher component of revenues in the direct call provisioning and solutions services businesses than in the telecommunications services and equipment sales businesses.

Cost of service in our direct provisioning business decreased as a percentage of revenue as a result of an increase in fees charged to end users to recoup billing costs and cost savings initiatives in the areas of bad debt and network costs. These benefits more than offset increases in commission expense and billing costs and increased costs associated with the addition of the State of Pennsylvania account. We believe we have received the majority of final bad debt write-offs related to Hurricane Katrina from our local exchange carrier billing agents and we believe we are adequately reserved to cover any remaining exposure. We have filed a claim with our insurance carrier to potentially recover some of the loss.  We expect total cost of service as a percentage of revenue in the direct provisioning business to be relatively stable in the upcoming quarters, and decline in the longer term as we achieve operating efficiencies through our new, centralized voice over internet protocol architecture, which will be rolled out over the next several years.

Cost of service in our solutions segment as a percentage of our revenue decreased significantly to 74.8%. This decrease was due to the benefit of our successful conversion of all solutions revenues to our primary bad debt controls and billing processes in the first quarter of 2005. Cost of service is a more volatile component of solutions services relative to our other business units because most of the cost is comprised of bad debt expense.

Cost of service in our telecommunications segment as a percentage of revenue increased to 48.9% from 44.3%. This increase is the result of the significant number of accounts deinstalled and the relative profitability of those deinstalled accounts compared to the remaining accounts. Cost of service in the telecommunications segment is expected to be relatively stable over the next several quarters.

Cost of service in our equipment sales and other segment increased as a percentage of revenue as a result of the settlement of customer disputes. We believe future cost of service as a percentage of revenue in this segment will be more consistent with long-term historical trends.

SG&A.  SG&A expenses of $38.7 million for the nine months ended September 30, 2006 were $1.8 million, or 4.8%, higher than the nine months ended September 30, 2005.  The increase in expense was due primarily to unusually high legal fees related to several ongoing intellectual property lawsuits and approximately $1.1 million of SG&A expenses related to our ongoing efforts to comply with the Sarbanes-Oxley Act of 2002 during the first nine months of 2006.  These increases were partially offset by declines in salaries and contract labor due to synergies achieved as a result of the merger and consolidation.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $17.0 million and $21.3 million for the nine months ended September 30, 2005 and 2006, respectively.  The increase was attributable to depreciation and amortization related to 2005 and 2006 additions to property and equipment and intangible assets consisting primarily of investments required for growth in the direct provisioning business, back-office systems as a result of merger consolidation and cost saving initiatives, investments in a new voice over internet protocol (“VOIP) centralized architecture, and investments in new products and services.

Interest and Other Expenses, net.  Interest and other expenses were $20.0 million and $20.7 million for the nine months ended September 30, 2005 and 2006, respectively.  The increase relates primarily to the increasing principal on the Senior Subordinated notes due to interest being paid-in-kind.

Income Tax Expense.  Income tax expense for the nine months ended September 30, 2005 and 2006 was a benefit of $0.9 million and expense of $1.0 million, respectively.  The Company generated tax expense despite operating losses due principally to changes in deferred tax balances.

Liquidity and Capital Resources

The Company’s principal liquidity requirements are to service and repay our debt and meet our capital expenditure and operating needs.  We are significantly leveraged.  As of September 30, 2006, we had $217.6 million in total debt outstanding before considering $2.8 million of original issue discount on our second-priority senior secured notes and $2.7 million of fair value attributable to warrants issued in connection with our senior subordinated debt financing, both of which are reflected as discounts to outstanding long-term debt in our condensed consolidated financial statements.  See additional information on our long and short term debt under "Debt and Other Obligations" below. As of September 30, 2006, we had unused capacity of $22.8 million under our working capital credit facility and a total stockholders’ deficit of $44.2 million.  As of November 13, 2006, we had unused capacity of $30.0 million under our working capital credit facility.

Cash Flows

Our cash flow from operations is primarily attributable to the operations of our direct call provisioning business which represents 84.3% of our revenues for the nine months ended September 30, 2006. The level of our cash flow depends on multiple factors, including contract renewals and new business, as well as growth in inmate populations. Our net cash provided by operating activities is also affected by the level of our operating and other expenses.

The following table, in thousands, summarizes our cash flows:

	For the Nine Months Ended
	September 30,	September 30,
	2005	2006
	(Unaudited)
Net cash provided by operating activities	$11,810	$7,309
Net cash used in investing activities	$(18,732)	$(19,282)
Net cash provided by financing activities	$5,278	$9,763

Cash Flows for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Net cash provided by operating activities for the nine months ended September 30, 2006 consisted primarily of $30.6 million of operating income before considering non-cash expenses such as $21.3 million of depreciation and amortization, offset by $17.5 million for cash paid for interest expense and income taxes, and $5.8 million of working capital use. This working capital fluctuation was due to an increase in cash withheld by certain billing agents, primarily in the first quarter of 2006, as a reserve against future uncollectible write-offs, coupled with very short-term month end timing of certain normal operating receipts and disbursements along with scheduled annual prepaid commission advances to certain facilities.

Net cash provided by operating activities for the nine months ended September 30, 2005 (see note 1d), consisted primarily of $29.8 million of operating income before considering non-cash expenses such as $17.0 million of depreciation and amortization, offset by $17.1 million for cash paid for interest expense and $0.9 million of working capital use.

Cash used in investing activities for the nine months ended September 30, 2005 and 2006 respectively, was $18.7 million and $19.3 million. These expenditures primarily represent investments in equipment and intangibles to maintain and grow the direct call provisioning business for both periods presented. We have spent $1.9 million in 2006 specifically related to the development of new centralized voice over internet protocol architecture which is expected to reduce both our operating expenses and capital expenditures in the future by several millions of dollars per year.

Cash provided by financing activities for the nine months ended September 30, 2005 (see note 1d) was $5.3 million, mainly consisting of borrowing on the Revolver.

Cash provided by financing activities for the nine months ended September 30, 2006 of $9.8 million primarily relates to the net draws on the Company's revolving credit facility of $7.3 million for short term operational needs. As of November 13, 2006, there were no of borrowings under the revolving credit facility.

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

Debt and Other Obligations

Revolving Credit Facility.  The Company has a revolving credit facility (the “Revolver”) with a syndicate of banks and other lending institutions with a borrowing base limitation equal to 80% of the “eligible receivables” and 50% of inventory, as defined in the credit agreement.  The Revolver provides for financing on a revolving basis of up to $30.0 million and a $22.5 million letter of credit facility that expires on September 9, 2009.  To the extent that letters of credit outstanding are greater than $10.0 million, the incremental letters of credit outstanding over $10.0 million reduces our availability.  The Company’s maximum permitted annual capital expenditures are $30.0 million for 2006.  Amounts unused under the Revolver are subject to a fee, due quarterly, based on a per annum rate, as amended, of 0.375%.  Advances bear simple interest at an annual rate equal to one of the following, at our option (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2.0%, as amended. Interest is payable quarterly, following the end of each previous calendar quarter. Advances received on the Revolver bore interest at our option using the prime rate, which was 7.25% at December 31, 2005 and 8.25% at September 30, 2006.  Securus draws from the available credit on the Revolver to cover normal business cash requirements.  As of December 31, 2005 and September 30, 2006, Securus had $30.0 million and $22.8 million, respectively, of borrowing availability under the Revolver.

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

Senior Subordinated Notes.  On September 9, 2004 Securus issued $40.0 million of Senior Subordinated Notes.  Due to the addition to these Notes of paid-in-kind interest, the principal balance of the Senior Subordinated Notes was $56.4 million as of September 30, 2006.  The Senior Subordinated Notes are unsecured and subordinated to the amounts owed under our working capital facility and our 11% Second-priority Senior Secured Notes. Our obligations under the Senior Subordinated Notes are irrevocably and unconditionally guaranteed on a senior subordinated basis by our subsidiaries.  These notes bear interest at a fixed annual rate of 17%. Interest is payable at the end of each quarter, or, as restricted by the working capital facility, is paid in-kind by adding accrued interest to the principal balance of the Senior Subordinated Notes.

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

Other Long-Term Liabilities.  Other long-term liabilities represent approximately $1.8 million of tenant improvement concessions, of which approximately $23 thousand and $52 thousand of net amortization expense has been recorded for the nine months ended in 2005 and 2006, respectively.  These improvement concessions relate to the Company’s lease of its primary facility that will be amortized over the 10-year life of the lease as prescribed by SFAS No. 13 and FASB Technical Bulletin 88-1.

Capital Requirements

As of September 30, 2006, our contractual cash obligations and commitments on an aggregate basis are as follows (in thousands):

	For the year ended September 30,
	2007		2008		2009		2010		2011		Thereafter
Long-term debt (1)	$-	*	$-	*	$7,250	*	$-	*	$154,000	*	$56,361	*
Operating leases	1,877		1,465		1,090		1,027		1,012		3,552
Capital leases	28		-		-		-		-		-
Total contractual cash obligations and commitments	$1,905		$1,465		$8,340		$1,027		$155,012		$59,913

*

Assumes no repurchases of second-priority senior secured notes or senior subordinated notes during such periods.  These amounts also do not give effect to mandatory purchases of second-priority senior secured notes, if any, with excess cash flow.

(1)	Includes $7.3 million drawn under our working capital facility, which expires on September 9, 2009, and does not include accrued interest under our long-term debt.

Surety Bonds

In the ordinary course of business, we obtain for the benefit of certain of our customers surety, performance and similar bonds.  As of September 30, 2006, we had outstanding approximately $4.0 million of these bonds, which are backed by letters of credit issued under our working capital facility.

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

Changes in Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company has not yet determined the impact this interpretation will have on our results from operations or financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The new standard is effective for financial statements for the fiscal years beginning after November 15, 2007, and interim periods within those years.  The provisions of the new standard are to be applied prospectively for most financial instruments and retrospectively for others as of the beginning of the fiscal year in which the standard is initially applied.  We will be required to adopt this new standard in the first quarter of 2008.  We are currently evaluating the requirements of Statement No. 157 and have not yet determined the impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatement when Qualifying Misstatements in Current Year Financial Statements.  SAB 108 addresses the views of the SEC staff regarding the process of quantifying financial statements misstatements.  SEC registrants are expected to reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending November 15, 2006.  The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year.  We will be required to adopt the interpretations in SAB 108 in the fourth quarter of 2006.  We are currently evaluating the impact of applying this guidance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes in our market risk occurred from December 31, 2005 through September 30, 2006. Information regarding our market risk at September 30, 2006 is contained in Item 7A “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

2. Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the nine months ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we have been, and expect to continue to be, subject to various legal and administrative proceedings or various claims in the normal course of our business. We believe the ultimate disposition of these matters will not have a material affect on our financial condition, liquidity, or results of operations.

From time to time, inmate telecommunications providers, including our company, are parties to judicial and regulatory complaints and proceedings initiated by inmates, consumer protection advocates or individual called parties alleging, among other things, that excessive rates are being charged with respect to inmate collect calls, commissions paid by inmate telephone service providers to the correctional facilities are too high, that a call was wrongfully disconnected, that security notices played during the call disrupt the call, that the billed party did not accept the collect calls for which they were billed or that rate disclosure was not provided or was inadequate. The plaintiffs in such judicial proceedings often seek class action certification on behalf of inmates and those who receive inmate calls against all named inmate telecommunications providers. We are also on occasion the subject of regulatory complaints regarding our compliance with various matters including tariffing, access charges and payphone compensation requirements and rate disclosure issues.

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

In May 2005, TIP Systems, LLC and TIP Systems Holdings Co., Inc. (“TIPS”) filed suit in the United States District Court for the Southern District of Texas (Houston Division) against numerous defendants including Evercom, Inc., Evercom Systems, Inc., Evercom Holdings, Inc., T-NETIX, Inc., T-NETIX Telecommunications Services, Inc., and TZ Holdings, Inc. (“Evercom”), captioned TIP Systems, LLC and TIP Systems Holding Co., Inc. v. Phillips & Brooks/Gladwin, Inc., et al., which was filed in the United States District Court for the Southern District of Texas (Houston Division) for patent infringement.    No trial date has been set in this matter.  Evercom is vigorously defending this suit.   No evaluation of the likelihood of any outcome or reasonable estimate of range of loss can be made at this time.  After the court denied TIPS’ request to add additional parties, the TIP Systems entities filed an additional lawsuit in February 2006, in the Southern District of Texas, against numerous defendants, including Securus Technologies, captioned TIP Systems, LLC and TIP Systems Holding Co., Inc. v SBC Operations, Inc., et. al. The suit alleges substantially similar allegations concerning patent infringement claims for “cord-free” or “hands-free” inmate phone technology. Discovery is ongoing in this matter. Securus denies any wrongdoing and will vigorously defend each and every allegation in the case. No trial date is currently set.  No evaluation of the likelihood of any outcome or reasonable estimate of range of loss can be made at this time.

In October 2003, Value-Added Communications, Inc. (“VAC”) filed suit in the District Court of Dallas County, Texas against T-NETIX, Inc. (“T-NETIX”), captioned Value-Added Communications, Inc. (Plaintiff and Counter-Defendant) v. T-NETIX, Inc. (Defendant and Counter-Plaintiff) for alleged breach of a Patent License Agreement between VAC and T-NETIX (the “Agreement”).  VAC seeks a declaratory judgment related to the interpretation of certain provisions of the Agreement and the rights and obligations of the parties pursuant to the Agreement and an award of its attorneys’ fees.  T-NETIX is vigorously defending this suit as well as vigorously litigating its claim for affirmative relief.  No trial date has been set in this matter.   No evaluation of the likelihood of any outcome or reasonable estimate of range of potential loss can be made at this time.

In April 2005, T-NETIX, Inc. filed suit in the United States District Court for the Northern District of Texas (Dallas Division) against VAC for patent infringement in the case styled T-NETIX, Inc v. Value-Added Communications, Inc v. Securus Technologies, Inc. VAC filed an answer and a counterclaim in this matter, adding Securus Technologies as a party. VAC seeks declaratory judgments as to non-infringement and invalidity. Discovery is on-going at this time. Trial in this matter is set for June 2007. No evaluation of the likelihood of any outcome can be made at this time.

In October 2006, T-NETIX, Inc. and Evercom Systems, Inc., filed suit in the U.S. Federal District Court for the Eastern District of Texas against (i) Global Tel*Link Corporation; (ii) AGM Telecom Corporation; (iii) Inmate Calling Solutions, Inc.; (iv) Encartele, Inc.; (v) TIP Systems, LLC and TIP Systems Holding Company, Inc.; and (vi) FSH Communications, LLC. for patent infringement of several patents related to the inmate correctional services and telecommunications industry by each such defendant. This case is in its early stages and we cannot predict the outcome at this time.

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

4.14

Note Purchase Agreement, dated as of September 9, 2004, by and among Securus Technologies, Inc., T-Netix, Inc., Telequip Labs, Inc., T-Netix Telecommunications Services, Inc., SpeakEZ, Inc., T-Netix Monitoring Corporation, Evercom Holding, Inc., Evercom, Inc., Evercom Systems, Inc., FortuneLinX, Inc., and Everconnect, Inc. and Laminar Direct Capital L.P., incorporated by reference from the Company’s Form 10-K/A filed on September 13, 2006.

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

10.7	Restricted Stock Purchase Agreement, dated as of September 9, 2004 between Securus Technologies, Inc. and Richard Falcone, incorporated by reference from the S-4.

10.8*	2004 Restricted Stock Purchase Plan.

10.9*	Employment Agreement, dated November 13, 2006, by and between the Company and Richard Falcone.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

*Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURUS TECHNOLOGIES, INC. (Registrant)

DATE: November 14, 2006	By:	/s/ RICHARD FALCONE
Richard Falcone,
Chairman of the Board, President,
Chief Executive Officer and Director

DATE: November 14, 2006	By:	/s/ KEITH KELSON
Keith Kelson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.8	2004 Restricted Stock Purchase Plan.

10.9	Employment Agreement, dated November 13, 2006, by and between the Company and Richard Falcone.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.