Form 10-Q
period 2007-03-31
Securus Technologies, Inc.
filed 2007-05-11
CIK 1320051

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ] Quarterly report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Shares outstanding of each of the registrant’s classes of common stock:

Class	Outstanding at March 31, 2007
Class A Common stock	543,859.65 shares
Class B common stock	67,146.93 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION          16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                           28

ITEM 4. CONTROLS AND PROCEDURES                                                                                                                               29

PART II — OTHER INFORMATION	29
ITEM 1. LEGAL PROCEEDINGS	29

ITEM 1A. RISK FACTORS                                                                                                                                                      31

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                                              31

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                                                                                    31

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                                           32

ITEM 5. OTHER INFORMATION                                                                                                                                             32

ITEM 6. EXHIBITS                                                                                                                                                                 32

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,	March 31,
	2006	2007
		(Unaudited)
ASSETS
Cash and cash equivalents	$558	$436
Restricted cash	1,461	1,478
Accounts receivable, net	64,174	67,878
Prepaid expenses and other current assets	5,063	4,609
Deferred income taxes	5,155	5,155
Total current assets	76,411	79,556
Property and equipment, net	46,429	44,427
Intangibles and other assets, net	98,873	97,479
Goodwill	37,936	37,936
Total assets	$259,649	$259,398

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$42,728	$42,486
Accrued liabilities	39,395	33,983
Deferred revenue and customer advances	8,801	9,990
Total current liabilities	90,924	86,459
Deferred income taxes	8,262	8,549
Long-term debt	210,642	219,942
Other long-term liabilities	1,694	1,675
Total liabilities	311,522	316,625

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.01 stated value, 1,000,000 shares authorized;
609,510 shares issued and outstanding at December 31, 2005 and
611,007 shares issued and outstanding at March 31, 2006	6	6
Additional paid-in capital	34,140	34,162
Accumulated deficit	(86,019)	(91,395)
Total stockholders’ deficit	(51,873)	(57,227)
Total liabilities and stockholders’ deficit	$259,649	$259,398

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2006 and 2007

(Dollars in thousands)

	March 31,	March 31,
	2006	2007
Revenue:	(Unaudited)
Direct call provisioning	$81,968	$90,770
Solutions services	12,231	10,422
Telecommunications services	4,522	2,366
Equipment sales and other	115	101
Total revenue	98,836	103,659
Cost of service (exclusive of depreciation and amortization shown separately below):
Direct call provisioning, exclusive of bad debt expense	54,454	60,916
Direct call provisioning bad debt expense	9,723	10,287
Solutions services expense	8,998	7,228
Telecommunications services	2,130	1,052
Cost of equipment sold and other	62	86
Total cost of service	75,367	79,569
Selling, general and administrative	12,470	13,397
Depreciation and amortization	6,728	8,485
Total operating costs and expenses	94,565	101,451
Operating income	4,271	2,208
Interest and other expenses, net	6,931	7,218
Loss before income taxes	(2,660)	(5,010)
Income taxes expense	248	366
Net loss	$(2,908)	$(5,376)

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2006 and 2007

(Dollars in thousands)

	March 31,	March 31,
	2006	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,908)	$(5,376)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,728	8,485
Deferred income taxes	222	287
Conversion of interest paid-in-kind to secured subordinated notes	2,114	2,497
Equity income from unconsolidated affiliate	(66)	-
Stock-based compensation	28	22
Amortization of deferred financing costs and debt discounts	370	415
Changes in operating assets and liabilities:
Restricted cash	(14)	(17)
Accounts receivable	(2,461)	(3,792)
Prepaid expenses and other current assets	656	454
Intangible and other assets	(199)	(282)
Accounts payable	(4,275)	(321)
Accrued liabilities and other liabilities	(4,758)	(4,242)
Net cash used in operating activities	$(4,563)	$(1,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment including costs of intangibles	$(7,120)	(5,072)
Property insurance proceeds	-	88
Net cash used in investing activities	$(7,120)	$(4,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on revolving credit facility, net	$10,850	$6,653
Cash overdraft	685	79
Payments on other debt	(39)	-
Net cash provided by financing activities	$11,496	$6,732
Decrease in cash and cash equivalents	$(187)	$(122)
Cash and cash equivalents at the beginning of the period	2,630	558
Cash and cash equivalents at the end of the period	$2,443	$436

SUPPLEMENTAL DISCLOSURES:
Cash paid during period for:
Interest	$8,544	$8,619
Income taxes	$-	$12

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Significant Accounting Policies and Practices

Description of Business and Organization

Securus Technologies, Inc. and subsidiaries (“Securus” or the “Company”) provides inmate telecommunications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities in 48 states. The Company was incorporated in Delaware on January 12, 2004, and effective March 3, 2004 and September 9, 2004, the Company acquired all of the outstanding equity interests of T-Netix, Inc. (“T-Netix”) and Evercom Holdings, Inc. (“Evercom”), respectively. For accounting purposes, T-Netix has been deemed the predecessor to the Company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2006 and 2007 have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of Securus.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  Interim results are not necessarily indicative of the results that may be expected for the year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Securus Technologies, Inc.’s December 31, 2006 Annual Report on Form 10-K.

Accounting Estimates

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

On January 1, 2007, the Company reduced its estimate of the useful life of certain telecommunications equipment to reflect the installation, over the next several years, of our new packet-based architecture. This change increased net loss by $0.5 million during the first quarter of 2007, and will increase net loss by approximately $1.9 million for the year ending December 31, 2007.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, T-Netix, Inc. and Evercom Holdings, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements,” (“SAB 108”), which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies may record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted the interpretations in SAB 108 in the fourth quarter of 2006. The adoption of this statement did not have any impact on the financial condition or results of operations of the Company.

The Company adopted EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) in the first quarter of 2007. The scope of this Issue includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of revenues on either a gross or a net basis is an accounting policy decision that should be disclosed under Accounting Principals Board (APB) Opinion No. 22. The Company’s policy is to report revenues using a net presentation.

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The Company adopted the provisions of FIN No. 48 on January 1, 2007.  The adoption of these provisions did not have any impact on the financial condition or results of operations of the Company.

The Company recognized no adjustment in the liability for unrecognized tax benefits upon the adoption of FIN 48. As of the date of adoption, the Company’s unrecognized tax benefits totaled $0.1 million, including interest and penalties of $0. The amount of unrecognized tax benefits that would impact the effective rate, if recognized, would be $0.1 million. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company or one of its subsidiaries file income tax returns in the US federal jurisdiction and various states. The Company has open tax years for the U.S. federal return from 1996 forward with respect to its net operating loss (“NOL”) carryforwards, where the IRS may not raise tax for these years, but can reduce NOLs. Otherwise, with few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2003.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the quarter ended March 31, 2007, the Company recognized $0 in potential interest and penalties with respect to unrecognized tax benefits.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. The Company has not completed its evaluation of the effect of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS No. 159 on January 1, 2008. The Company has not completed its evaluation of the effect of SFAS No. 159.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that certain items such as foreign currency translation adjustments and unrealized gains and losses on certain derivative instruments classified as a hedge be presented as separate components of shareholders’ equity.  Total comprehensive loss for the three months ended March 31, 2006 and 2007 was $2.9 million and $5.4 million, respectively.

Note 2 – Balance Sheet Components

Accounts receivable, net consist of the following (in thousands):

	December 31,	March 31,
	2006	2007
		(Unaudited)
Accounts receivable, net:
Trade accounts receivable	$75,045	$75,811
Advance commissions receivable	3,306	4,014
Other receivables	868	258
	79,219	80,083
Less: Allowance for doubtful accounts	(15,045)	(12,205)
	$64,174	$$67,878

At December 31, 2006 and March 31, 2007, the Company had advanced commissions to certain facilities totaling $3.3 million and $4.0 million, respectively, which are recoverable from such facilities as a reduction of earned commissions for specified monthly amounts. Amounts included in the accounts receivable represent the estimated recoverable amounts during the next fiscal year.

Direct call provisioning bad debt expense for the three months ended March 31, 2006 was $9.7 million, or 11.9%, of direct call provisioning revenue of $82.0 million. Direct call provisioning bad debt expense for the three months ended March 31, 2007 was $10.3.million, or 11.3%, of direct call provisioning revenue of $90.8 million.

Property and equipment, net consists of the following (in thousands):

	December 31,	March 31,
	2006	2007
		(Unaudited)
Property and equipment, net:
Telecommunications equipment	$47,420	$49,973
Leasehold improvements	3,400	3,408
Construction in progress	6,727	5,602
Office equipment	13,842	14,550
	71,389	73,533
Less: Accumulated depreciation and amortization	(24,960)	(29,106)
	$46,429	$44,427

Intangibles and other assets, net consist of the following (in thousands):

	December 31, 2006
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$19,115	$(4,574)	$14,541	10.2
Deferred financing costs	9,022	(2,054)	6,968	7.3
Capitalized software development costs	18,633	(6,975)	11,658	4.3
Acquired contract rights	83,637	(20,773)	62,864	10.5
Deposits and long-term prepayments	1,755	-	1,755
Other	1,087	-	1,087
	$133,249	$(34,376)	$98,873

	March 31, 2007 (Unaudited)
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$19,339	$(5,092)	$14,247	10.2
Deferred financing costs	9,022	(2,319)	6,703	7.3
Capitalized software development costs	19,513	(8,051)	11,462	4.3
Acquired contract rights	85,462	(23,472)	61,990	10.3
Deposits and long-term prepayments	1,956		1,956
Other	1,121		1,121
	$136,413	$(38,934)	$97,479

At December 31, 2006 and March 31, 2007, the carrying amount of trademarks assigned to patents and trademarks that were not subject to amortization was $3.0 million.

Amortization expense for the three months ended March 31, 2006 and 2007 was $3.9 million (of which $0.2 million was included in interest expense) and $4.6 million (of which $0.3 million was included in interest expense), respectively. Estimated amortization expense related to intangibles and other assets, excluding deferred financing costs, at March 31, 2007 and for each of the next five years through March 31, 2012 and thereafter is summarized as follows (in thousands):

Period ending March 31, 2007 (unaudited):
2008	$15,781
2009	12,519
2010	10,942
2011	9,389
2012	7,559
Thereafter	31,509
$87,699

Accrued liabilities consist of the following (in thousands):

	December 31,	March 31,
	2006	2007
		(Unaudited)
Accrued expenses	$26,395	$26,036
Accrued compensation	6,066	5,226
Accrued facility exit costs	111	111
Accrued taxes	1,026	1,046
Accrued interest and other	5,797	1,564
	$39,395	$33,983

In conjunction with the acquisition of Evercom, the Company adopted a plan to consolidate T-Netix and Evercom operations, terminate redundant employees, and exit certain leased premises. As of December 31, 2006 and March 31, 2007, $0.1 million of exit costs remain accrued, which are expected to be paid during 2007.

Note 3 – Debt

Debt consists of the following (in thousands):
	December 31,	March 31,
	2006	2007
		(Unaudited)
Revolving credit facility	$3,225	$9,878
Second-priority senior secured notes	154,000	154,000
Senior subordinated notes	58,756	61,253
	215,981	225,131
Less unamortized discount on senior secured notes and senior subordinated notes	(5,339)	(5,189)
	$210,642	$219,942

Revolving Credit Facility.  We have a revolving credit facility (the “Revolver”) with a syndicate of banks and other lending institutions with a borrowing base limitation equal to 80% of “eligible receivables” and 50% of inventory, as defined in the credit agreement.  The Revolver provides for financing on a revolving basis of up to $30.0 million and a $22.5 million letter of credit facility that expires on September 9, 2009.  To the extent that letters of credit outstanding are greater than $10.0 million, the incremental letters of credit outstanding over $10.0 million reduces our availability.  Our maximum permitted annual capital expenditures are $30.0 million and $22.0 million for the years ended December 31, 2006 and 2007, respectively. Amounts unused under the Revolver are subject to a fee, due quarterly, based on a per annum rate of 0.375%.  Advances bear simple interest at an annual rate at our option equal to one of the following, (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2.0%. Interest is payable following the end of each calendar quarter. Advances received on the Revolver bore interest at our option using the prime rate, which was 8.25% at December 31, 2006 and March 31, 2007. We draw from the available credit on the Revolver to cover normal business cash requirements.  As of December 31, 2006 and March 31, 2007, we had $26.8 million and $20.1 million, respectively, of borrowing availability under the Revolver.

Second-priority Senior Secured Notes.  On September 9, 2004, we issued $154.0 million of Second-priority Senior Secured Notes that bear interest at a per annum rate of 11%. All principal is due September 9, 2011.  To the extent the Company generates excess cash flow (as defined in the indenture) in any calendar year beginning with the year ended December 31, 2005, we are required by the Second-priority Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 104% of face value.  No excess cash flow payment was due for the year ended December 31, 2006 because no excess cash flow was generated.  Interest is payable semiannually on March 1 and September 1.  The Second-priority Senior Secured Notes were issued at a discount to face value of $3.6 million or 97.651%.  Proceeds obtained from the issuance of Second-priority Senior Secured Notes were used to finance the acquisition of Evercom and to repay then outstanding long-term debt obligations.  The effective interest rate is 11.6% on the Second-priority Senior Secured Notes.

Senior Subordinated Notes.  On September 9, 2004, we issued $40.0 million of Senior Subordinated Notes, unsecured and subordinate to the Revolving Credit Facility and the Senior Notes, that bear interest at an annual rate of 17%.  Interest is payable at the end of each calendar quarter, or, as restricted by the Company’s Revolving Credit Facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated notes.  All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013.  In connection with the issuance of the Senior Subordinated Notes, we issued warrants to acquire 51,011 shares of our common stock at an exercise price of $0.01 per share to the Senior Subordinated Note holders.  As a result, we discounted the face value of the Senior Subordinated Notes by $2.9 million, representing the estimated fair value of the warrants at the time of issuance.  Proceeds obtained from the issuance of the Senior Subordinated Notes were used to finance the acquisition of Evercom, repay outstanding long-term debt obligations, and for general operating purposes.   During the three months ended March 31, 2007, $2.5 million of paid-in-kind interest was added to the principal balance of the Notes.  The effective interest rate is 18.8% on the Senior Subordinated Notes.

All of the Company’s subsidiaries (the “Subsidiary Guarantors”) are fully, unconditionally, and jointly and severably liable for the Revolving Credit Facility, Second-priority Senior Secured Notes and Senior Subordinated Notes.  The Subsidiary Guarantors are wholly-owned and constitute all of our direct and indirect subsidiaries.  We have not included separate financial statements of our subsidiaries because (a) the aggregate assets, liabilities, earnings and equity of the Company are presented on a consolidated basis and (b) we believe that separate financial statements and other disclosures concerning subsidiaries are not material to investors.

Our credit facilities contain financial and operating covenants, among other items, that require the maintenance of certain financial ratios, including specified interest coverage ratios, maintenance of minimum levels of operating cash flows (as defined), and maximum capital expenditure limitations. These covenants also limit our ability to incur additional indebtedness, make certain payments including dividends to shareholders, invest and divest company assets, and sell or otherwise dispose of capital stock. In the event that the Company fails to comply with the covenants and restrictions, as specified in the credit agreements, we may be in default at which time payment of the long term debt and unpaid interest may be accelerated and become immediately due and payable.  As of March 31, 2007, we were in compliance with all covenants.

Note 4 – Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting operating segments in annual financial statements. SFAS No. 131 also establishes standards for disclosures about products and services, geographic areas and major customers.

Our management has chosen to organize the enterprise around differences in products and services. We had four reportable segments: Direct Call Provisioning, Solutions Services, Telecommunications Services, and Equipment Sales. Through these segments, we provide inmate telecommunication products and services for correctional facilities, including security enhanced call processing, call validation and billing services for inmate calling. Depending upon the contractual relationship at the site and the type of customer, we provide these products and services through service agreements with other telecommunications service providers, including, Global Tel*Link, AT&T (formerly SBC), Embarq and FSH Communications (i.e., Telecommunication Services segment and Solutions Services segment) and through direct contracts between the Company and correctional facilities (i.e., Direct Call Provisioning segment). In addition, we sold systems to certain telecommunication providers (i.e., Equipment Sales segment).

We evaluate performance of each segment based on operating results. Total assets are those owned by or allocated to each segment. Assets included in the “Corporate and Other” column of the following table include all assets not specifically allocated to a segment. There are no intersegment sales. Our reportable segments are specific business units that offer different products and services and have varying operating costs associated with such products. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. We use estimation to allocate certain direct costs and selling, general and administrative costs, as well as for depreciation and amortization, goodwill, and capital expenditures. Estimation is required in these cases because we do not have the capability to specifically identify such costs to a particular segment. The estimation is based on relevant factors such as proportionate share of revenue of each segment to the total business.

Segment information for the three months ended March 31, 2006 (unaudited) is as follows (in thousands):

	Direct Call	Solutions	Telecommunications	Equipment	Corporate
	Provisioning	Services	Services	Sales & Other	& Other	Total
Revenue from external customers	$81,968	$12,231	$4,522	$115	$-	$98,836
Segment gross margin	$17,791	$3,233	$2,392	$53	$	$23,469
Depreciation and amortization	5,871	281	542	-	34	6,728
Other operating costs and expenses	2,246	130	-	-	10,094	12,470
Operating income (loss)	$9,674	$2,822	$1,850	$53	$(10,128)	$4,271
Interest and other expenses, net						6,931
Segment loss before income taxes						(2,660)
Total assets	$210,443	$28,601	$4,291	$40	$25,385	$268,760
Goodwill	$37,936	$-	$-	$-	$-	$37,936
Capital Expenditures	$7,120	$-	$-	$-	$-	$7,120

Segment information for the three months ended March 31, 2007 (unaudited) is as follows (in thousands):

	Direct Call	Solutions	Telecommunications	Equipment	Corporate
	Provisioning	Services	Services	Sales & Other	& Other	Total
Revenue from external customers	$90,770	$10,422	$2,366	$101	$-	$103,659
Segment gross margin	$19,567	$3,194	$1,314	$15	$-	$24,090
Depreciation and amortization	7,631	281	542		31	8,485
Other operating costs and expenses	2,125	74	-	-	11,198	13,397
Operating income (loss)	$9,811	$2,839	$772	$15	$(11,229)	$2,208
Interest and other expenses, net						7,218
Segment loss before income taxes						(5,010)
Total assets	$216,202	$20,926	$1,536	$-	$20,734	$259,398
Goodwill	$37,936	$-	$-	$-	$-	$37,936
Capital Expenditures	$5,069	$-	$-	$-	$3	$5,072

Note 5 – Stockholders’ Equity

Common stock

Our authorized common stock consists of 925,000 shares of Class A common stock and 75,000 shares of Class B Common stock. At March 31, 2007, 543,859.65 shares of Class A common stock were issued and outstanding and 67,146.93 shares of the Class B Common stock were outstanding. Shares of Class B Common stock are subject to vesting as described below. Other than provisions related to vesting, holders of the shares of Class A common stock and Class B Common stock have identical rights and privileges with the exception that the holders of Class A Common stock have a $57 per share liquidation preference. Our credit facilities restrict the ability to pay dividends to holders of common stock.

Warrants

We issued warrants to purchase 51,011 shares of Common stock to holders of the Senior Subordinated Notes in connection with the financing of the acquisition of Evercom on September 9, 2004. The warrant exercise price is $0.01 per share, is immediately exercisable upon issuance, and expires on September 9, 2014. As a result, we discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the stock warrants at the time of issuance.

Restricted Stock Purchase Plan

We adopted the 2004 Restricted Stock Purchase Plan under which certain of our employees may purchase shares of our Class B Common stock. On March 15, 2007, our stockholders approved an increase in the number of shares of Class B Common Stock authorized by the plan and our certificate of incorporation to 75,000, which equals 11.3% of our total issued and outstanding shares of common stock on a fully diluted basis, subject to adjustment for changes in our capital structure such as stock dividends, stock splits, stock subdivisions, mergers and recapitalizations.

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

As of March 31, 2007, 67,146.93 shares of Class B Common stock were issued under the 2004 Restricted Stock Purchase Plan, of which 1,496.17 shares were issued during the first quarter of 2007. 26,340.96 of these shares were acquired by our Chief Executive Officer (“CEO”) pursuant to a restricted stock purchase agreement. These shares are subject to forfeiture pursuant to the terms of the 2004 Restricted Stock Purchase Plan and the restrictions described hereafter. With respect to 36.6% of the stock, the restriction period ends upon the sale of the Company’s stock by certain of the Company’s other stockholders. The restriction period for 31.7% of the stock ends upon the lapse of time, 6.3% each December 31 and June 30 beginning December 31, 2004. With respect to the remaining shares, the restriction period ends upon the Company attaining certain performance measures determined by the Company’s Board of Directors.

We measure compensation expense on these restricted shares commensurate with their vesting schedules. For the portion of the restricted shares that vest contingently with the occurrence of certain events, we record compensation expense when such events become probable. The incremental compensation expense on the restricted shares issued was determined based on the grant date fair value of the Class B Common stock, which resulted in compensation charges of approximately $28 thousand and $22 thousand for the three months ended March 31, 2006 and 2007, respectively.

Note 6 – Legal Proceedings

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

Currently, T-Netix and Evercom await final dismissal from a lawsuit in the Superior Court for the State of California in and for the County of Alameda, captioned Condes v. Evercom Systems, Inc. In Condes, T-Netix and Evercom, along with other inmate telecommunications providers, were named in this suit, in which the plaintiffs had alleged that they were incorrectly charged for collect calls from a number of correctional facilities as a result of systematic defects in the inmate calling platforms of all the telecommunications provider defendants. Evercom and T-Netix executed a settlement agreement of this case with plaintiffs in December 2005, and the Court granted final approval to this settlement in 2006. Neither Evercom nor T-Netix admitted any wrongdoing and have vigorously denied each and every allegation in the case.

In the case captioned Sandra Judd, et al. v. AT&T, et al., initially brought in King County Superior Court in Seattle, T-Netix and several other telecommunication companies were sued on allegations of failure to comply with the audible, pre-connect disclosure of inmate call rates as required by Washington statutes and regulations. T-Netix and AT&T, the remaining defendants, obtained summary judgment in their favor in September, 2006, but that ruling was overturned by the Court of Appeals. T-Netix’s Petition for Review by the Washington State Supreme Court is pending. We cannot predict the outcome of this appeal at this time.

In October 2003, Value-Added Communications, Inc. (“VAC”) filed suit in the District Court of Dallas County, Texas against T-NETIX, Inc. (“T-NETIX”), captioned Value-Added Communications, Inc. (Plaintiff and Counter-Defendant) v. T-NETIX, Inc. (Defendant and Counter-Plaintiff) relating to a Patent License Agreement between VAC and T-NETIX (the “Agreement”) entered into in August 1996, wherein T-NETIX licensed specific patents to VAC. T-NETIX terminated the Agreement in 2003. VAC filed the lawsuit seeking, among other things, an interpretation of certain provisions of the Agreement, revival of the Agreement, a license to any of T-NETIX’s improvements to the originally licensed technology, and an award of its attorneys’ fees. T-NETIX filed counter-claims against VAC for, among other things, VAC’s failure to assign certain improvements in technology that VAC has developed since 1996. On March 6, 2007, the Dallas District Court presiding over the lawsuit signed an interlocutory summary judgment order in T-NETIX’s favor finding, among other things, that VAC is not entitled to any of T-NETIX’s technology other than the originally licensed patents and that VAC is required to automatically assign any improvements or additions it makes to the original technology to T-NETIX, with VAC maintaining the right to continue using improvements or additions it makes. The Court also found that neither party is entitled to an award of attorneys’ fees from the other for claims relating to the issues resolved in the March 6, 2007, order. T-NETIX will continue to proceed against VAC on its affirmative claims for VAC’s failure to assign its improvements and additions and will continue to vigorously defend against VAC’s claim for attorneys’ fees and VAC’s efforts to reinstate the Agreement on grounds unrelated to the March 6, 2007, order. Trial has been set for July 9, 2007. No evaluation of the likelihood of any outcome or reasonable estimate of range of potential loss can be made at this time.

In May 2005, TIP Systems, LLC and TIP Systems Holdings Co., Inc. (“TIPS”) filed suit in the United States District Court for the Southern District of Texas (Houston Division) against numerous defendants including Evercom, Inc., Evercom Systems, Inc., Evercom Holdings, Inc., T-NETIX, Inc., T-NETIX Telecommunications Service, Inc., and TZ Holdings, Inc. (referred to collectively as “Evercom”) captioned TIP Systems, LLC and TIP Systems Holding Co., Inc. v. Phillips & Brooks/Gladwin, Inc., et al. In TIP Systems, the Evercom Defendants, along with other inmate telecommunications providers, were alleged to have infringed on patents concerning "cord-free" or "hands-free" inmate phone technology. This lawsuit against the Evercom Defendants was dismissed on March 1, 2007, when the Evercom Defendant’s motion for summary judgment was granted on the issue of non-infringement. TIPS has appealed to the United States Court of Appeals for the Federal Circuit. Additionally, the TIP Systems entities have filed a lawsuit captioned TIP Systems, LLC and TIP Systems Holding Co., Inc. v. SBC Operations, Inc., et. al., which was also filed in the Southern District of Texas. Securus Technologies, Inc. is a named party to the suit, which alleges substantially similar allegations concerning patent infringement claims for "cord-free" or "hands-free" inmate phone technology.  Securus Technologies denies any wrongdoing and will vigorously defend each and every allegation in the case. No evaluation of the likelihood of any outcome can be made at this time.

In April 2005, T-NETIX, Inc. filed suit in the United States District Court for the Northern District of Texas (Dallas Division) against VAC for patent infringement in the case styled T-NETIX, Inc v. Value-Added Communications, Inc v. Securus Technologies, Inc. VAC filed an answer and a counterclaim in this matter, adding Securus Technologies as a party. VAC seeks declaratory judgments as to non-infringement and invalidity. Discovery is on-going at this time. Trial in this matter is set for March 2008. No evaluation of the likelihood of any outcome can be made at this time.

In November 2005, Securus Technologies, Inc. filed suit in the District Court of Dallas County, Texas, against AGM Telecom Corporation, former employees of various Company affiliates, and related individuals, captioned Securus Technologies, Inc. v. David McEvilly, George McNitt, Thomas Miller, Steven Capitano, Brian Dietert, AGM Telecom Corporation, Christopher McNitt, Robert G. Sargeant, James F. Winstead, Pablo Xiques, Henry Chang, and Mie Mie Chang, alleging, among other things, breach of contract and misappropriation of trade secrets. In the lawsuit, various defendants have counterclaimed for alleged violations of the Texas Business & Commerce Code, for disparagement, defamation, and tortious interference. Some defendants moved to stay the case and requested the court compel arbitration of the matter, and some defendants filed special appearances objecting to the court’s jurisdiction. The court has granted some of the defendants’ motion to compel arbitration and to stay the case as to them, and remaining defendants’ motions to compel arbitration and special appearances are set for hearing in June and July 2007. The Company denies any wrongdoing with respect to the alleged counterclaims and will vigorously defend each and every counterclaim asserted by defendants. No evaluation of the likelihood of any outcome can be made at this time.

In February 2006, Evercom and T-Netix were named in a putative class action in Florida federal court captioned Kirsten Salb v. Evercom Systems, Inc., et al.  Evercom and its wholly owned billing agent are alleged to have violated the Florida Deceptive and Unfair Trade Practices Act and other common law duties because of the alleged incorrect termination of inmate telephone calls.  Plaintiff seeks restitution and compensatory damages on behalf of a class of persons who received inmate calls from Florida correctional sites that are served by Evercom or T-Netix platforms. T-Netix has moved for complete dismissal of all claims, and we await the Court’s decision.  In addition, Evercom and T-Netix have moved for summary judgment on all claims, and we await the Court’s decision.   No class has been certified yet. At this time, we cannot evaluate the likelihood of any outcome and are unable to reasonably estimate a range of potential loss.

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

Finally, the FCC has asked for public comment on a proposal from an inmate advocacy group to impose a federal rate cap on interstate inmate calls.  This proceeding could have a significant impact on the rates that Evercom, T-Netix and other companies in the inmate telecom business may charge.  Although similar proposals have been pending before the FCC for more than three years without action by the agency, this newest proceeding is nonetheless in its early stages, and the outcome cannot be predicted at this time.

Note 7 – Guarantees

FASB Staff Position (“FSP”) No. 45-3 amends Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require a guarantor to recognize a liability for the estimated fair value of guarantee obligations entered into after January 1, 2006 and disclosure of the maximum amount that could be paid under the guarantee obligation. In February 2006, we entered into an agreement with a telecommunications vendor, primarily for local and long distance services, whereby we guarantee a minimum purchase commitment over a two to three year period. Management has reviewed the agreements and believes the fair value to be zero. The maximum amount paid under this guarantee totaled $15.0 million at March 31, 2007.

Note 8 – Subsequent Events

On April 11, 2007, we entered into a Stock Purchase Agreement (“Purchase Agreement”) to acquire all the outstanding capital stock of Syscon Holdings Ltd., a British Columbia company (“Syscon”). Under the Purchase Agreement, the initial purchase price for Syscon’s capital stock is approximately $41 million and 45,604 shares of our Class A common stock, subject to a working capital adjustment. In addition, we will pay an additional $7 million after each of the first three 12 month periods after the closing date if Syscon’s revenues exceed certain thresholds and other certain requirements are met. We expect to close the transaction during the second quarter of 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes, our audited consolidated financial data and related notes and other financial information included elsewhere in this Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. Any statements contained in this quarterly report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates,” “believes,” “expects,” “intends,” “seeks to,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements. All forward-looking statements are based on information available to the Company on the date hereof, and investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements. These factors include, but are not limited to: (i) competition in our industry and in the telecommunications industry generally; (ii) our substantial amount of debt; (iii) our accumulated deficits; (iv) our financial results being dependent on the success of our billing and bad debt management systems; (v) loss of major partners or customers and recent trends in the inmate telecommunications industry and the risks of government contracts; (vi) protection of our proprietary technology and ensuring that we do not infringe on the proprietary technology of other companies; (vii) our ability to adapt new technologies and respond effectively to customer requirements or provide new products and services; (viii) control by our equity investors; (ix) our ability to adapt to changes in state and federal regulations that apply to the inmate telecommunications industry; (x) extensive government legislation and regulations; and (xi) other factors detailed from time to time in our filings with the SEC.

Overview

We are the largest independent provider of inmate telecommunications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities such as juvenile detention centers, private jails and halfway houses in the United States and Canada. As of March 31, 2007, we provided service to approximately 2,900 correctional facilities.

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

Revenues

We derived approximately 83% and 88% of our revenues for the three months ended March 31, 2006 and 2007, respectively, from our direct operation of inmate telecommunication systems and the provision of related services located in correctional facilities within 48 states and the District of Columbia. We enter into multi-year agreements under direct, or “prime” contracts with the correctional facilities, pursuant to which we serve as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, we pay a commission to the correctional facility based upon inmate telephone use. Our commission rates averaged approximately 44% of direct call provisioning revenues for the year ended December 31, 2006, and averaged 44% and 45% for the three months ended March 31, 2006 and 2007, respectively. We install and generally retain ownership of the telephones and the associated equipment and provide additional services tailored to the specialized needs of the corrections industry and to the requirements of each individual correctional facility, such as call activity recording and call blocking. In our direct call provisioning business, we earn the full retail value of the call and pay corresponding line charges and commissions. As a result, our direct call provisioning business gross profit dollars are higher, but our gross profit margin is lower, than in our services business.

We derived approximately 5% and 2% of our revenues for the three months ended March 31, 2006 and 2007, respectively, by providing telecommunication services to RBOCs, LECs, IXCs, and independent telecommunications companies, our service partners, typically through subcontracts in connection with the RBOCs’, LECs’ or IXCs’ separate contracts with larger correctional institutions. In such instances, we provide equipment, security enhanced call processing, call validation, and service and support though the telecommunications provider, rather than directly to the facility. Although our revenues for services to telecommunications service providers are lower than in our direct call provisioning business, where we provide the service to the facility directly and receive the retail value of the call, we do not incur all the additional capital costs related to these larger contracts that can require up-front or guaranteed commission payments. Our gross margin percentage for providing telecommunications services is higher than the margin for our direct call provisioning business because we do not incur commissions, transport costs or risk of collection.

We also offer our solutions services, as described below, and the sale of equipment to RBOCs, LECs, IXCs and independent telecommunications companies as customers, to support their telecommunication contracts with correctional facilities. We derived approximately 12% and 10% of our revenues for the three months ended March 31, 2006 and 2007, respectively, from our solutions business. The solutions business consists of providing validation, uncollectible account management and billing services. In this business, accounts receivable generated from calls placed by inmates in correctional facilities are typically purchased from the third party inmate telecommunication providers and we accept responsibility for call validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC, LEC, IXC or independent customer. However, all purchased receivables must be processed and validated through our risk management system prior to allowing the call to be completed and also must be billed through our proprietary billing systems. Revenues from our solutions services equal the difference between the face value of the receivables purchased and the amount we pay the RBOC, LEC, IXC or independent customers for the discounted accounts receivable. Because revenues associated with our solutions business represent only a percentage of the face value of the receivables purchased, the associated billing and collection fees and uncollectible account expense represent a much higher percentage of revenues as compared to our direct call provisioning business. In the solutions business, we do not bear any of the costs of facility commissions, equipment, line charges or direct sales charges, but bear the risk of unbillable and uncollectible accounts receivable.

We also sell equipment, typically consisting of our inmate calling system, to a limited number of telecommunication services providers.

In our direct call provisioning business and solutions services, we accumulate call activity data from our various installations and bill our revenues related to this call activity primarily through direct billing agreements with LEC billing agents, or in some cases through billing aggregators. We also receive payment on a prepaid basis for a significant portion of our services and record deferred revenue until the prepaid balances are used. For the three months ended March 31, 2007, 32.3% of our direct call provisioning revenues were collected on a prepaid basis, as compared to 22.7% for the three months ended March 31, 2006. In each case, we recognize revenue when the calls are completed and accrue the related telecommunication costs for validating, transmitting, billing and collection, bad debt, and line and long-distance charges, along with commissions payable to the facilities. In our telecommunications services business, our service partner bills the called party and we either share the revenues with our service partner or receive a prescribed fee for each call completed. We also charge fees for additional services such as customer support and advanced validation.

Cost of Service

Our principal cost of service for our direct call provisioning business consists of commissions paid to correctional facilities which are typically expressed as a percentage of either gross or net direct revenues and are typically fixed for the term of the agreements with the facilities; bad debt expense, consisting of unbillable and uncollectible accounts; billing charges; customer service costs; telecommunication costs such as telephone line access, long distance and other charges, field operations and maintenance costs, which consist primarily of field service on our installed base of inmate telephones; and selling, general, and administrative costs. We pay monthly line and usage charges to RBOCs and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus, for certain LECs, a per message or per minute usage rate based on the time and duration of the call. We also pay fees to RBOCs and other LECs and long distance carriers based on usage for long distance calls. Third-party billing charges consist of payments to LECs and other billing service providers for billing and collecting revenues from called parties. Customer service costs represent either in-house or contracted customer service representatives who handle questions and concerns and take payments from billed parties.

Cost of service associated with telecommunication services consists primarily of service administration costs for correctional facilities, including salaries and related personnel expenses, and inmate calling systems repair and maintenance expenses. Cost of service associated with telecommunication services also includes costs associated with call validation procedures (primarily network expenses and database access charges).

Cost of service associated with the solutions business generally includes billing and collection, call validation, and the risk of unbillable and uncollectible accounts receivable.

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

Field Operations and Maintenance Costs. Field operations and maintenance costs consist of service administration costs for correctional facilities, including salaried and related personnel expenses, and inmate calling systems (including related equipment), repair and maintenance. The costs of providing telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses and inmate calling systems repair and maintenance expenses.

SG&A. SG&A expenses consist of corporate overhead and selling expenses, including marketing, accounting, legal, regulatory and research and development costs.

Industry Trends

We provide our products and services to telecommunications and solutions service providers such as Global Tel*Link, Public Communications Services (PCS), AT&T/SBC and Embarq, among other call providers. For the three months ended March 31, 2007, 13.8% of our total revenues were generated from contracts with telecommunications and solutions service providers. The following table lists our largest telecommunications and solutions service provider contracts for the three months ended March 31, 2007:

	Approximate % of	Approximate % of Total	Contract
	Total Solutions	Telecommunications	Expiration
Customer	Services Revenue	Services Revenue	Date**
Global Tel*Link*	75.0%	38.6%	March 1, 2008
Embarq (formerly Sprint)	22.3%	6.7%	Month-to-Month
AT&T (formerly SBC)***	-	26.7%	May 1, 2009
FSH Communications	-	27.4%	Month-to-Month

*	AT&T sold its inmate telecommunications business to Global Tel*Link in 2005. Verizon sold its inmate telecommunications business to Public Communications Services, Inc. in 2005.

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

***	SBC changed its name to AT&T.

In the first quarter of 2005 large industry participants Verizon and AT&T announced plans to exit the inmate telecommunications business. During 2004, Verizon and AT&T were our two largest telecommunications services customers and, AT&T was our largest solutions customer. These communications by Verizon and AT&T continued a recent trend of large dominant telecommunications carriers exiting the direct inmate telecommunications business. Both Verizon and AT&T subsequently sold their inmate telecommunications businesses to Securus’ competitors in 2005. As a result of this trend and the Verizon and AT&T sales, we anticipate that our revenue and profits associated with these product lines will continue to decline.

We anticipate that our revenues and profits associated with our customer, Global Tel*Link, will continue to decline and that agreements we have in place with them will not be renewed upon expiration. Global Tel*Link has begun eliminating our services and we believe it is reasonable to expect that they will continue to do so over time as underlying contracts come to term. We therefore expect our solutions and telecommunications services business with Global Tel*Link to decline to zero over the next several years. Contractually, our solutions and telecommunications services customers can replace our services as their underlying phone contracts with correctional facilities expire.

Notwithstanding the foregoing developments and the anticipated declining revenue stream associated with our solutions and telecommunication services product lines, we believe that the departure of large industry participants such as Verizon and AT&T from the direct call provisioning business may present significant opportunities for us and other independent providers in the future. Specifically, we are well positioned to procure agreements to provide direct call provisioning services to those corrections facilities previously serviced by Verizon and AT&T because we have been providing some inmate capabilities to those facilities on a sub-contractor basis. However, we anticipate that contracts to service the facilities will likely be subject to competitive bidding. Moreover, as we seek to secure inmate telecommunications contracts with larger county and state departments of corrections, we may be required to provide multi-million dollar up front payments, surety bonds or guaranteed commissions, as well as incur the cost of equipment and similar costs.

Results of Operations

The following table (in thousands) sets forth, for the three months ended March 31, 2006 and 2007, the results of operations of the Company.

			Total
			Variance
			in Dollars
			Between the
	For The Three Months Ended		Three Months
			Ended
	March 31,	March 31,	March 31,	%
	2006	2007	2006 and 2007	Change
Revenue:
Direct call provisioning	$81,968	$90,770	$8,802	10.7
Solutions services	12,231	10,422	(1,809)	(14.8)
Telecommunications services	4,522	2,366	(2,156)	(47.7)
Equipment sales and other	115	101	(14)	(12.2)
Total revenue	98,836	103,659	4,823	4.9
Expenses:
Cost of service	75,367	79,569	4,202	5.6
Selling, general and administrative	12,470	13,397	927	7.4
Depreciation and amortization	6,728	8,485	1,757	26.1
Total operating costs and expenses	94,565	101,451	$6,886	7.3
Operating income	$4,271	$2,208	$(2,063)	(48.3)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

The corrections industry, which includes the inmate calling market, is and can be expected to remain highly competitive.  We compete directly with numerous other suppliers of inmate call processing systems and other corrections related products (including our own telecommunications and solutions service provider customers) that market their products to our same customer base.

Revenues.  Compared to the corresponding first quarter of the prior year, consolidated revenues increased $4.8 million or 4.9% to $103.7 million.  The primary components of the increase in revenues are discussed below:

Direct call provisioning revenues increased $8.8 million or 10.7% to $90.8 million primarily due to:

New prime business contracts won from competitors, net of accounts not renewed, of approximately $4.6 million;

Prime business with the State of Pennsylvania of approximately $3.9 million;  We began serving the State of Pennsylvania on an interim basis in late April 2006, as a result of Verizon’s desire to exit their existing contract.  We expect to continue providing service on an interim basis through mid-2007.  Thereafter, the contract is expected to transition to a competitor, MCI (now owned by Verizon), who has been awarded the long-term contract.  The interim contract generates approximately $1.1 million per month of revenue.

Solutions services revenues decreased by $1.8 million or 14.8% to $10.4 million. Solutions services revenues declined primarily due to terminations of service by Global Tel*Link as their underlying facility contracts expired. Solutions services revenues are expected to decline in the future as a result of indications from Global Tel*Link that it intends to eliminate our services as contracts expire. We expect solutions services revenues to decline by $1.0 million to $2.0 million per quarter for the next several quarters and expect further declines thereafter.

Telecommunications services revenues decreased by $2.2 million or 47.7% to $2.4 million primarily attributable to accounts that we did not retain upon contract renewal or accounts that converted to direct provisioning revenue. We have not retained a significant amount of our telecommunications services contracts upon renewal as a result of our strategy to focus on growing our direct provisioning business. The departures of AT&T and Verizon from the inmate telecommunications market and resulting sale of those businesses to our competitors contributed to the decline. We expect the significant declining trend in telecommunication services revenue to continue.  We expect the telecommunications services revenue to decline by approximately $0.3 million in the second quarter of 2007.  Thereafter, we expect our telecommunications services revenues to decline more gradually.

Equipment sales and other services revenues represented a minor component of our total revenues. We do not expect to generate significant equipment sales revenue in the future.

Historically in our direct provisioning business, the first quarter of the year is the best seasonal quarter for revenue.

The corrections industry, which includes the inmate calling market, is and can be expected to remain highly competitive. We compete directly with numerous other suppliers of inmate call processing systems and other corrections related products (including our own telecommunications and solutions service provider customers) that market their products to our same customer base.

Cost of Service. Compared to the corresponding first quarter of the prior year, cost of service increased $4.2 million or 5.6% to $79.6 million. The increase was due primarily to the change in the mix of our operating revenues. A comparison of the components of our business segment gross margins is provided below:

	For The Three Months		For The Three Months
	Ended March 31,		Ended March 31,
(Dollars in thousands)	2006		2007
	(unaudited)		(unaudited)
Direct call provisioning
Revenue	$81,968		$90,770
Cost of service	64,177	78.3%	71,203	78.4%
Segment gross margin	$17,791	21.7%	$19,567	21.6%
Solutions services
Revenue	$12,231		$10,422
Cost of service	8,998	73.6%	7,228	69.4%
Segment gross margin	$3,233	26.4%	$3,194	30.6%
Telecommunications services
Revenue	$4,522		$2,366
Cost of service	2,130	47.1%	1,052	44.5%
Segment gross margin	$2,392	52.9%	$1,314	55.5%
Equipment sales and other
Revenue	$115		$101
Cost of service	62	53.9%	86	85.1%
	$53	46.1%	$15	14.9%

Our direct call provisioning revenues increased while our solutions services, telecommunications services and equipment sales and other revenues decreased. Historically, operating costs are a substantially higher component of revenues in the direct call provisioning and solutions services businesses than in the telecommunications services and equipment sales businesses.

SG&A. SG&A expenses of $13.4 million were $0.9 million, or 7.5%, higher than the prior year quarter. The increase in expense was due primarily to $0.8 million higher legal costs incurred in 2007 as compared to the first quarter of 2006 as a result of several intellectual property lawsuits and other litigation.

Depreciation and Amortization Expenses. Depreciation and amortization expenses of $8.5 million were $1.8 million, or 26.1%, higher than the prior year quarter. The increase was attributable to depreciation and amortization related to 2006 and 2007 additions to property and equipment and intangible assets and a reduction in the useful life of certain telecommunications equipment to reflect the installation, over the next several years, of our new packet-based architecture.

Interest and Other Expenses, net. Interest and other expenses were $6.9 million and $7.2 million for the three months ended March 31, 2006 and 2007, respectively. This 4.1% increase relates primarily to the increasing principal on the Senior Subordinated notes due to interest being paid-in-kind.

Income Tax Expense. Income tax expense for the three months ended March 31, 2006 and 2007 was $0.2 million and $0.4 million, respectively. The Company generated tax expense despite operating losses due principally to changes in deferred tax liability balances.

Liquidity and Capital Resources

The Company’s principal liquidity requirements are to service and repay our debt and meet our capital expenditure and operating needs. We are significantly leveraged. As of March 31, 2007, we had $225.1 million in total debt outstanding before considering $2.6 million of original issue discount on our second-priority senior secured notes and $2.6 million of fair value attributable to warrants issued in connection with our senior subordinated debt financing, both of which are reflected as discounts to outstanding long-term debt in our condensed consolidated financial statements (see additional information on our long and short term debt under "Debt and Other Obligations" below). As of March 31, 2007, we had unused capacity of $20.1 million under our working capital credit facility and a total stockholders’ deficit of $57.2 million. As of May 11, 2007, we had unused capacity of $20.6 million under our working capital credit facility.

Cash Flows

Our cash flow from operations is primarily attributable to the operations of our direct call provisioning business which represents 88% of our revenues for the three months ended March 31, 2007. The level of our cash flow depends on multiple factors, including contract renewals and new business, as well as growth in inmate populations. Our net cash provided by operating activities is also affected by the level of our operating and other expenses.

The following table provides cash flow data for the three months ended March 31, 2006 and 2007:

	For the Three	For the Three
	Months Ended	Months Ended
(Dollars in thousands)	March 31,	March 31,
	2006	2007
	(Unaudited)
Net cash generated (used) in operating activities	$(4,563)	$(1,870)
Net cash generated (used) in investing activities	$(7,120)	$(4,984)
Net cash provided by financing activities	$11,496	$6,732

Cash Flows for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Net cash used in operating activities for the three months ended March 31, 2007, consisted primarily of $10.7 million of operating income before considering non-cash expenses, such as $8.5 million of depreciation and amortization, offset by $8.6 million for cash paid for interest expense and $3.8 million of working capital use. Net cash used in operating activities for the three months ended March 31, 2006 , consisted primarily of $11.0 million of operating income before considering non-cash expenses such as $6.7 million of depreciation and amortization, offset by $8.5 million for cash paid for interest expense and $7.0 million of working capital use. The working capital fluctuations were due to short-term month-end timing of certain normal operating receipts and disbursements, higher cash reserves held by our LEC billing agents to offset future bad debt write-offs, along with scheduled annual prepaid commission advances to certain facilities.

Cash used in investing activities was $7.1 million and $5.0 million for the three months ended March 31, 2006 and 2007, respectively. The $5.0 million was utilized for investments in equipment and intangibles to maintain and grow the direct call provisioning business. This was also the case in 2006. The decline was principally due to savings associated with the deployment of our new packet-based architecture to new or renewal business in 2007.

Cash provided by financing activities was $11.5 million and $6.7 million for the three months ended March 31, 2006 and 2007, respectively. The $6.7 million primarily relates to net draws on the Company's revolving credit facility for short term operational needs. As of May 11, 2007, there were $9.4 million of borrowings under the revolving credit facility.

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We will need to raise additional capital to fund the acquisition of Syscon. Based on our current and expected level of operations, we believe our cash flow from operations, available cash and available borrowings under our $30.0 million working capital facility will be adequate to meet our liquidity needs for our operations for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations or future borrowings will be available to us under our working capital facility in an amount sufficient to enable us to service our indebtedness, to fund the acquisition of Syscon or to fund our other liquidity needs. In the event that cash in excess of the amounts generated from on-going business operations and available under our working capital facility is required to fund our operations, we may be required to reduce or eliminate discretionary selling, general and administrative costs, and sell or close certain of our operations.

Debt and other Obligations

Working Capital Facility. We have a working capital facility which provides for up to $30.0 million in revolving availability, with a sublimit for letters of credit. As of March 31, 2007, $9.9 million was drawn under our working capital facility and we have outstanding approximately $6.8 million of letters of credit issued under the facility.

On October 12, 2005, we entered into a first amendment (the “First Amendment”) to the Working Capital Facility which added a $10.0 million letter of credit facility, in addition to the existing $12.5 million letter of credit facility. Letters of credit issued under the new $10.0 million letter of credit facility will not directly reduce revolver borrowing availability under the working capital facility as does the existing $12.5 million letter of credit facility. The First Amendment also (i) reduced certain borrowing costs, including the applicable interest rate margin on our Eurodollar loans from 2.5% to 2.0% and (ii) increased our maximum permitted annual capital expenditures from $22.0 million to $30.0 million for the years ended December 31, 2005 and 2006. We believe the First Amendment provides greater flexibility to capitalize on market opportunities. As of May 11, 2007, we had $20.6 million of unrestricted borrowing availability on our Revolver. The obligations under our working capital facility are guaranteed on a secured, first priority basis by us and our subsidiaries. The loans are secured by a first priority lien on substantially all of our assets including, but not limited to the capital stock of each of our subsidiaries and all of our subsidiaries’ tangible and intangible non-real estate properties and assets.

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

Senior Subordinated Notes. We have outstanding $61.3 million of senior subordinated notes which includes $21.3 million of paid-in-kind interest. The senior subordinated notes are unsecured and subordinated to the second-priority senior secured notes and amounts owed under our working capital facility. Our obligations under the senior subordinated notes are irrevocably and unconditionally guaranteed on a senior subordinated basis by our subsidiaries. The senior subordinated notes bear interest at a fixed annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by the working capital facility, is paid in-kind by adding accrued interest to the principal balance of the senior subordinated notes.

The note purchase agreement governing the senior subordinated notes contains a number of customary affirmative and negative covenants. Subject to certain exceptions, these covenants restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, create and incur liens on assets, repay pari passu our subordinated indebtedness, sell assets, engage in transactions with affiliates, make loans, investments, guarantees or acquisitions, declare dividends, redeem or repurchase equity interests or make other restricted payments, and engage in mergers, acquisitions, asset sales and sale-leaseback transactions. The senior subordinated notes also include specified financial covenants consistent with those contained in the indenture governing the second-priority senior notes.

Other Long-Term Liabilities. Other long-term liabilities represent approximately $1.8 million of tenant improvement concessions pertaining to the Company’s lease of its primary facility that will be amortized over the life of the lease as prescribed by SFAS No. 13 and FASB Technical Bulletin 88-1. The Company recorded amortization totaling $45,000 for these improvement concessions during the quarter ended March 31, 2007.

Capital Requirements

As of March 31, 2007, our contractual cash obligations and commitments on an aggregate basis are as follows:

	For the twelve months ending March 31,
	2008			2009			2010		2011			2012		Thereafter
Long-term debt (1)	$		*	$		*	$9,878	*	$		*	$154,000	*	$61,253	*
Operating leases		1,883			1,371		1,217			1,172		1,128		3,066
Total contractual cash obligations and commitments		$1,883			$1,371		$11,095			$1,172		$155,128		$64,319

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

Changes in Accounting Standards

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements,” (“SAB 108”), which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies may record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted the interpretations in SAB 108 in the fourth quarter of 2006. The adoption of this statement did not have any impact on the financial condition or results of operations of the Company.

The Company adopted EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) in the first quarter of 2007. The scope of this Issue includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of revenues on either a gross or a net basis is an accounting policy decision that should be disclosed under Accounting Principals Board (APB) Opinion No. 22. The Company’s policy is to report revenues using a net presentation.

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The Company adopted the provisions of FIN No. 48 on January 1, 2007.  The adoption of these provisions did not have any impact on the financial condition or results of operations of the Company.

The Company recognized no adjustment in the liability for unrecognized tax benefits upon the adoption of FIN 48. As of the date of adoption, the Company’s unrecognized tax benefits totaled $0.1 million, including interest and penalties of $0. The amount of unrecognized tax benefits that would impact the effective rate, if recognized, would be $0.1 million. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company or one of its subsidiaries file income tax returns in the US federal jurisdiction and various states. The Company has open tax years for the U.S. federal return from 1996 forward with respect to its net operating loss (“NOL”) carryforwards, where the IRS may not raise tax for these years, but can reduce NOLs. Otherwise, with few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2003.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the quarter ended March 31, 2007, the Company recognized $0 in potential interest and penalties with respect to unrecognized tax benefits.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. The Company has not completed its evaluation of the effect of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS No. 159 on January 1, 2008. The Company has not completed its evaluation of the effect of SFAS No. 159.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market rate risk for changes in interest rates related to our revolving line of credit. Interest expense on our floating rate debt will increase more than expected if interest rates rise. Our $30.0 million revolving line of credit bears an interest rate equal to one of the following, at our option: (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus

2% and is calculated on amounts borrowed under the facility. The effect of a 10% fluctuation in the interest rate on our revolving line of credit would have had an effect of about $0.1 million on our interest expense for March 31, 2006 and 2007.

ITEM 4. CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

2. Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, T-Netix and Evercom await final dismissal from a lawsuit in the Superior Court for the State of California in and for the County of Alameda, captioned Condes v. Evercom Systems, Inc. In Condes, T-Netix and Evercom, along with other inmate telecommunications providers, were named in this suit, in which the plaintiffs had alleged that they were incorrectly charged for collect calls from a number of correctional facilities as a result of systematic defects in the inmate calling platforms of all the telecommunications provider defendants. Evercom and T-Netix executed a settlement agreement of this case with plaintiffs in December 2005, and the Court granted final approval to this settlement in 2006.

Neither Evercom nor T-Netix admitted any wrongdoing and have vigorously denied each and every allegation in the case.

In the case captioned Sandra Judd, et al. v. AT&T, et al., initially brought in King County Superior Court in Seattle, T-Netix and several other telecommunication companies were sued on allegations of failure to comply with the audible, pre-connect disclosure of inmate call rates as required by Washington statutes and regulations. T-Netix and AT&T, the remaining defendants, obtained summary judgment in their favor in September, 2006, but that ruling was overturned by the Court of Appeals. T-Netix’s Petition for Review by the Washington State Supreme Court is pending. We cannot predict the outcome of this appeal at this time.

In October 2003, Value-Added Communications, Inc. (“VAC”) filed suit in the District Court of Dallas County, Texas against T-NETIX, Inc. (“T-NETIX”), captioned Value-Added Communications, Inc. (Plaintiff and Counter-Defendant) v. T-NETIX, Inc. (Defendant and Counter-Plaintiff) relating to a Patent License Agreement between VAC and T-NETIX (the “Agreement”) entered into in August 1996, wherein T-NETIX licensed specific patents to VAC. T-NETIX terminated the Agreement in 2003. VAC filed the lawsuit seeking, among other things, an interpretation of certain provisions of the Agreement, revival of the Agreement, a license to any of T-NETIX’s improvements to the originally licensed technology, and an award of its attorneys’ fees. T-NETIX filed counter-claims against VAC for, among other things, VAC’s failure to assign certain improvements in technology that VAC has developed since 1996. On March 6, 2007, the Dallas District Court presiding over the lawsuit signed an interlocutory summary judgment order in T-NETIX’s favor finding, among other things, that VAC is not entitled to any of T-NETIX’s technology other than the originally licensed patents and that VAC is required to automatically assign any improvements or additions it makes to the original technology to T-NETIX, with VAC maintaining the right to continue using improvements or additions it makes. The Court also found that neither party is entitled to an award of attorneys’ fees from the other for claims relating to the issues resolved in the March 6, 2007, order. T-NETIX will continue to proceed against VAC on its affirmative claims for VAC’s failure to assign its improvements and additions and will continue to vigorously defend against VAC’s claim for attorneys’ fees and VAC’s efforts to reinstate the Agreement on grounds unrelated to the March 6, 2007, order. Trial has been set for July 9, 2007. No evaluation of the likelihood of any outcome or reasonable estimate of range of potential loss can be made at this time.

In May 2005, TIP Systems, LLC and TIP Systems Holdings Co., Inc. (“TIPS”) filed suit in the United States District Court for the Southern District of Texas (Houston Division) against numerous defendants including Evercom, Inc., Evercom Systems, Inc., Evercom Holdings, Inc., T-NETIX, Inc., T-NETIX Telecommunications Service, Inc., and TZ Holdings, Inc. (referred to collectively as “Evercom”) captioned TIP Systems, LLC and TIP Systems Holding Co., Inc. v. Phillips & Brooks/Gladwin, Inc., et al. In TIP Systems, the Evercom Defendants, along with other inmate telecommunications providers, were alleged to have infringed on patents concerning "cord-free" or "hands-free" inmate phone technology. This lawsuit against the Evercom Defendants was dismissed on March 1, 2007, when the Evercom Defendant’s motion for summary judgment was granted on the issue of non-infringement. TIPS has appealed to the United States Court of Appeals for the Federal Circuit. Additionally, the TIP Systems entities have filed a lawsuit captioned TIP Systems, LLC and TIP Systems Holding Co., Inc. v. SBC Operations, Inc., et. al., which was also filed in the Southern District of Texas. Securus Technologies, Inc. is a named party to the suit, which alleges substantially similar allegations concerning patent infringement claims for "cord-free" or "hands-free" inmate phone technology.  Securus Technologies denies any wrongdoing and will vigorously defend each and every allegation in the case. No evaluation of the likelihood of any outcome can be made at this time.

In April 2005, T-NETIX, Inc. filed suit in the United States District Court for the Northern District of Texas (Dallas Division) against VAC for patent infringement in the case styled T-NETIX, Inc v. Value-Added Communications, Inc v. Securus Technologies, Inc. VAC filed an answer and a counterclaim in this matter, adding Securus Technologies as a party. VAC seeks declaratory judgments as to non-infringement and invalidity. Discovery is on-going at this time. Trial in this matter is set for March 2008. No evaluation of the likelihood of any outcome can be made at this time.

In November 2005, Securus Technologies, Inc. filed suit in the District Court of Dallas County, Texas, against AGM Telecom Corporation, former employees of various Company affiliates, and related individuals, captioned Securus Technologies, Inc. v. David McEvilly, George McNitt, Thomas Miller, Steven Capitano, Brian Dietert, AGM Telecom Corporation, Christopher McNitt, Robert G. Sargeant, James F. Winstead, Pablo Xiques, Henry Chang, and Mie Mie Chang, alleging, among other things, breach of contract and misappropriation of trade secrets. In the lawsuit, various defendants have counterclaimed for alleged violations of the Texas Business & Commerce Code, for disparagement, defamation, and tortious interference. Some defendants moved to stay the case and requested the court compel arbitration of the matter, and some defendants filed special appearances objecting to the court’s jurisdiction. The court has granted some of the defendants’ motion to compel arbitration and to stay the case as to them, and remaining defendants’ motions to compel arbitration and special appearances are set for hearing in June and July 2007. The Company denies any wrongdoing with respect to the alleged counterclaims and will vigorously defend each and every counterclaim asserted by defendants. No evaluation of the likelihood of any outcome can be made at this time.

In February 2006, Evercom and T-Netix were named in a putative class action in Florida federal court captioned Kirsten Salb v. Evercom Systems, Inc., et al.  Evercom and its wholly owned billing agent are alleged to have violated the Florida Deceptive and Unfair Trade Practices Act and other common law duties because of the alleged incorrect termination of inmate telephone calls.  Plaintiff seeks restitution and compensatory damages on behalf of a class of persons who received inmate calls from Florida correctional sites that are served by Evercom or T-Netix platforms. T-Netix has moved for complete dismissal of all claims, and we await the Court’s decision.  In addition, Evercom and T-Netix have moved for summary judgment on all claims, and we await the Court’s decision.  No class has been certified yet. At this time, we cannot evaluate the likelihood of any outcome and are unable to reasonably estimate a range of potential loss.

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

Finally, the FCC has asked for public comment on a proposal from an inmate advocacy group to impose a federal rate cap on interstate inmate calls.  This proceeding could have a significant impact on the rates that Evercom, T-Netix and other companies in the inmate telecom business may charge.  Although similar proposals have been pending before the FCC for more than three years without action by the agency, this newest proceeding is nonetheless in its early stages, and the outcome cannot be predicted at this time.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a)  None

(b)  None

ITEM 6. EXHIBITS

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Securus Technologies, Inc., filed on August 6, 2004, incorporated by reference from the S-4.

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Securus Technologies, Inc., filed on March 15, 2007.

3.2	Amended and Restated Bylaws of Securus Technologies, Inc., incorporated by reference from the S-4.

3.3	Certificate of Incorporation of T-Netix, Inc., filed on September 7, 2001, as amended, incorporated by reference from the S-4.

3.4	Bylaws of T-Netix, Inc, incorporated by reference from the S-4.

3.5	Articles of Incorporation of Telequip Labs, Inc., filed on November 9, 1987, as amended, incorporated by reference from the S-4.

3.6	Amended and Restated Bylaws of Telequip Labs, Inc., incorporated by reference from the S-4.

3.7	Articles of Incorporation of T-NETIX Telecommunications Services, Inc., filed on February 11, 1988, as amended, incorporated by reference from the S-4.

3.8	Bylaws of T-NETIX Telecommunications Services, Inc., incorporated by reference from the S-4.

3.9	Certificate of Incorporation of Evercom Holdings, Inc., filed on November 25, 2002, as amended, incorporated by reference from the S-4.

3.10	Bylaws of Evercom Holdings, Inc., incorporated by reference from the S-4.

3.11	Amended and Restated Certificate of Incorporation of Evercom, Inc., filed on February 19, 2003, incorporated by reference from the S-4.

3.12	Bylaws of Evercom, Inc., incorporated by reference from the S-4.

3.13	Certificate of Incorporation of Evercom Systems, Inc., filed on August 22, 1997, as amended, incorporated by reference from the S-4.

3.14	Bylaws of Evercom Systems, Inc., incorporated by reference from the S-4.

4.1	Form of 11% Second-priority Senior Secured Notes due 2011, incorporated by reference from the S-4.

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

10.1.1

Stock Purchase Agreement, dated April 11, 2007, by and among Securus Technologies, Inc., Appaloosa Acquisition Company, 0787223 B.C. Ltd, and 0787223 B.C. Ltd’s sole stockholder, incorporated by reference from the Company’s Form 8-K filed on April 16, 2007.

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

10.7	Restricted Stock Purchase Agreement, dated as of September 9, 2004 between Securus Technologies, Inc. and Richard Falcone, incorporated by reference from the S-4.

10.8	2004 Restricted Stock Purchase Plan.

10.8.1	First Amendment to 2004 Restricted Stock Purchase Plan and Stockholder Consent, increasing authorized shares under the plan.

10.9	Employment Agreement, dated November 13, 2006, by and between the Company and Richard Falcone.

14.1	Code of Ethics.

21.1	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURUS TECHNOLOGIES, INC. (Registrant)

DATE: May 11, 2007	By:	/s/ RICHARD FALCONE
Richard Falcone,
Chairman of the Board, President, and
Chief Executive Officer

DATE: May 11, 2007	By:	/s/ KEITH KELSON
Keith Kelson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.