Form 10-Q
period 2007-06-30
Securus Technologies, Inc.
filed 2007-08-14
CIK 1320051

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ] Quarterly report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Shares outstanding of each of the registrant’s classes of common stock:

Class	Outstanding at June 30, 2007
Class A common stock	589,463.65 shares
Class B common stock	72,084.32 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,	June 30,
	2006	2007
		(Unaudited)
ASSETS
Cash and cash equivalents	$558	$4,927
Restricted cash	1,461	1,498
Accounts receivable, net	64,174	68,935
Prepaid expenses and other current assets	5,063	5,490
Deferred income taxes	5,155	5,411
Total current assets	76,411	86,261
Property and equipment, net	46,429	44,139
Intangibles and other assets, net	98,873	128,383
Goodwill	37,936	64,242
Total assets	$259,649	$323,025

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$42,728	$39,351
Due to related party, net	-	4,933
Accrued liabilities	39,395	40,394
Deferred revenue and customer advances	8,801	17,248
Deferred income taxes	-	477
Total current liabilities	90,924	102,403
Deferred income taxes	8,262	17,395
Long-term debt	210,642	268,044
Other long-term liabilities	1,694	1,648
Total liabilities	$311,522	$389,490

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.01 stated value, 1,000,000 shares authorized;
609,510 shares issued and outstanding at December 31, 2006 and
661,548 shares issued and outstanding at June 30, 2007	6	7
Additional paid-in capital	34,140	35,592
Accumulated deficit	(86,019)	(102,064)
Total stockholders’ deficit	(51,873)	(66,465)
Total liabilities and stockholders’ deficit	$259,649	$323,025

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2006 and 2007

(Dollars in thousands)

	For the Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007
	(unaudited)		(unaudited)
Revenue:
Direct call provisioning	$85,659	$87,401	$167,627	$178,171
Solution services	11,747	9,198	23,978	19,620
Telecommunications services	3,811	1,999	8,333	4,365
Equipment sales and other	315	139	430	240
Total revenue	101,532	98,737	200,368	202,396
Cost of service, exclusive of depreciation and amortization shown separately below
Direct call provisioning, exclusive of bad debt expense	55,566	58,483	110,020	119,399
Direct call provisioning bad debt expense	10,316	11,158	20,039	21,445
Solutions services expense	8,697	6,085	17,695	13,313
Telecommunications services expenses	1,984	885	4,114	1,937
Cost of equipment sold and other	287	89	349	175
Total cost of service	76,850	76,700	152,217	156,269
Selling, general and administrative	13,945	14,889	26,415	28,286
Restructuring costs	-	614	-	614
Depreciation and amortization	6,970	9,106	13,698	17,591
Total operating costs and expenses	97,765	101,309	192,330	202,760
Operating income (loss)	3,767	(2,572)	8,038	(364)
Interest and other expenses, net	6,919	7,569	13,850	14,787
Loss before income taxes	(3,152)	(10,141)	(5,812)	(15,151)
Income tax expense	380	528	628	894
Net loss	$(3,532)	$(10,669)	$(6,440)	$(16,045)

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2007

(Dollars in thousands)

	June 30,	June 30,
	2006	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,440)	$(16,045)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,698	17,591
Deferred income taxes	524	713
Non-cash interest expense	4,318	5,500
Equity (income)/loss from unconsolidated affiliate	(205)	102
Stock-based compensation	55	39
Amortization of deferred financing costs and debt discounts	753	847
Changes in operating assets and liabilities:
Restricted cash	(30)	(37)
Accounts receivable	(1,173)	1,205
Prepaid expenses and other current assets	1,682	1,179
Intangible and other assets	(617)	(653)
Accounts payable	(7,329)	(4,822)
Accrued liabilities and other liabilities	605	1,380
Net cash provided by operating activities	$5,841	$6,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment including costs of intangibles	$(13,085)	(11,588)
Cash consideration paid for acquired business	-	(43,671)
Property insurance proceeds	-	88
Net cash used in investing activities	$(13,085)	$(55,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of second-priority senior secured notes	$-	$39,060
Advances on revolving credit facility, net	8,720	12,533
Cash overdraft	(845)	868
Debt issuance costs	-	(4,920)
Advance from related party	-	5,000
Payments on other debt	(52)	-
Net cash provided by financing activities	$7,823	$52,541
Increase in cash and cash equivalents	$579	$4,369
Cash and cash equivalents at the beginning of the period	2,630	558
Cash and cash equivalents at the end of the period	$3,209	$4,927

SUPPLEMENTAL DISCLOSURES:
Cash paid during period for:
Interest	$8,680	$8,772
Income taxes	$-	$164
Non-cash consent fee	$-	$400

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Significant Accounting Policies and Practices

Description of Business and Organization

Securus Technologies, Inc. (“Securus”) and subsidiaries (“we” or the “Company”) provide inmate communications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities in 48 states. Securus was incorporated in Delaware on January 12, 2004. On March 3, 2004, Securus acquired all of the outstanding equity interests of T-Netix, Inc. (“T-Netix”) and on September 9, 2004 it acquired all of the outstanding equity interests of Evercom Holdings, Inc. (“Evercom”). On June 29, 2007, we acquired Syscon Holdings, Ltd (“Syscon”), which provides offender management software to more than 250 correctional facilities and probation offices in the United States, Canada, the United Kingdom and Australia.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 and 2007 have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of Securus.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  Interim results are not necessarily indicative of the results that may be expected for the year.  The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2006 of the Company as filed in the Company’s Annual Report on Form 10-K and the consolidated financial statements and accompanying notes of Syscon for the periods ended March 31, 2007, filed on June 22, 2007 as an Exhibit to Form 8-K.

Accounting Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period.  Significant items subject to such estimates include the valuation allowances for receivables, revenue recognition under the percentage of completion accounting method, the carrying amount for property and equipment, goodwill, intangible and other assets, and deferred income taxes.  Actual results could differ from those estimates.

On January 1, 2007, the Company reduced its estimate of the useful life of certain telecommunications equipment to reflect the installation, over the next several years, of our new packet-based architecture. This change increased net loss by $1.0 million for the first six months of 2007, and will increase net loss by approximately $1.9 million for the year ending December 31, 2007.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, T-Netix, Inc., Evercom Holdings, Inc., and Syscon Holdings, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”), which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies may record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted the interpretations in SAB 108 in the fourth quarter of 2006. The adoption of this statement did not have any impact on the financial condition or results of operations of the Company.

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

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The Company adopted the provisions of FIN No. 48 on January 1, 2007.  The adoption of these provisions did not have any impact on the financial condition or results of operations of the Company.

The Company recognized no adjustment in the liability for unrecognized tax benefits upon the adoption of FIN 48. As of the date of adoption, the Company’s unrecognized tax benefits totaled $0.1 million, including interest and penalties of $0. The amount of unrecognized tax benefits that would impact the effective rate, if recognized, would be $0.1 million. The amount of unrecognized tax benefit that would impact goodwill, if unrecognized, would be $0.7 million. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company and/or its subsidiaries file income tax returns in the US federal jurisdiction, Canada, the United Kingdom, Australia and various states. The Company and its subsidiaries have open tax years for the U.S. federal return from 1996 forward with respect to its net operating loss (“NOL”) carryforwards, where the IRS may not raise tax for these years, but can reduce NOLs. Otherwise, with few exceptions, the Company and its subsidiaries are no longer subject to federal, foreign, state, or local income tax examinations for years prior to 2003.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the quarter ended and year to date June 30, 2007, the Company recognized $0 million in potential interest and penalties with respect to unrecognized tax benefits.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement does not require any new fair value measurements; rather, it applies whenever other accounting pronouncements require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. The Company has not completed its evaluation of the effect of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS No. 159 on January 1, 2008. The Company has not completed its evaluation of the effect of SFAS No. 159.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that certain items such as foreign currency translation adjustments and unrealized gains and losses on certain derivative instruments classified as a hedge be presented as separate components of shareholders’ equity.  Total comprehensive loss for the three months ended June 30, 2006 and 2007 was $3.5 million and $10.7 million, respectively.  Total comprehensive loss for the six months ended June 30, 2006 and 2007 was $6.4 million and $16.0 million, respectively.

Note 2 – Acquisition

On June 29, 2007, we acquired all of the outstanding capital stock of Syscon pursuant to a Stock Purchase Agreement dated April 11, 2007 (“Purchase Agreement”). The initial consideration for Syscon’s capital stock was approximately $41 million in cash and 45,604 shares of our Class A common stock, subject to a working capital adjustment. In addition, we will pay up to an additional $7 million after each of the first three 12 month periods after the closing date if Syscon’s revenues exceed certain thresholds and the seller still remains an employee of the Company.  Any additional payments made will be reflected as compensation expense in the statement of operations.  Pursuant to the Purchase Agreement, Syscon’s previous stockholder also left $5.0 million of cash in Syscon’s bank accounts upon the closing of the Syscon acquisition. We will pay Syscon’s previous stockholder up to $5.0 million as Syscon generates Net Cash Flow (as defined in the Purchase Agreement).

Syscon is an enterprise software development company for the correctional facility industry. Syscon’s core product is a sophisticated and comprehensive software system utilized by correctional facilities and law enforcement agencies for complete offender management. Syscon’s system provides correctional facilities with the ability to manage and monitor inmate parole and probation activity and development at a sophisticated level. Syscon’s customers operate more than 250 correctional facilities and probation offices maintaining records for over 300,000 offenders in the United States, Canada, the United Kingdom and Australia. Syscon is the largest offender management software provider to Electronic Data Systems for the U.K.’s National Offender Management System for Her Majesty’s Prison Service.

The acquisition will be accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price will be allocated to the assets acquired and liabilities assumed of Syscon based on their respective fair values. A preliminary allocation of the purchase costs has been made for major categories of assets and liabilities in the consolidated balance sheet based on estimates of fair values reflecting valuations prepared by third-party appraisers. The value of intangible assets was determined using a discounted net cash flow approach. The fair value of Class A common stock was estimated using the option-pricing method, whereby the fair value of stock is modeled as a series of call options, representing the present value of the expected future returns to shareholders. Under this method, each class of stock is modeled with a distinct claim on the shareholders' equity value of the Company, creating three call options with various liquidation preference values that represent significant milestones for the Company's shareholders. The value of these three call options are then calculated utilizing the Black-Schules option pricing model. Any final adjustments to the purchase price or the estimated fair values of the assets purchased will change the allocations of purchase price and could result in changes to the unaudited pro forma and actual consolidated financial statements, and the changes could be material.

The total purchase price for Syscon was $45.1 million and has been preliminarily allocated as follows (in thousands):

Purchase Price Calculation:
Payment for tendered shares	$41,000
Costs incurred related to the acquisition	2,671
Value of common stock	1,414
$45,085
Allocation of Purchase Price:
Accounts receivable, net	$6,054
Prepaid expenses and other assets	1,606
Property, plant and equipment	886
Goodwill	26,306
Intangibles	27,404
Accounts payable	(511)
Accrued expenses	(2,390)
Deferred revenue	(5,629)
Net deferred tax liability	(8,641)
Total Allocation	$45,085

The following unaudited pro forma combined amounts give effect to the acquisition of Syscon as if the acquisition had occurred on January 1, 2006. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period or of results which may occur in the future.

(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007
Total revenue	$107,710	$105,620	$211,634	$214,086
Net loss	$(5,716)	$(12,297)	$(11,434)	$(19,843)

Note 3 – Balance Sheet Components

Accounts receivable, net consist of the following (in thousands):

	December 31,	June 30,
	2006	2007
		(Unaudited)
Accounts receivable, net:
Trade accounts receivable	$75,045	$79,261
Advance commissions receivable	3,306	2,661
Other receivable	868	1,212
	79,219	83,134
Less: Allowance for doubtful accounts	(15,045)	(14,199)
	$64,174	$68,935

At December 31, 2006 and June 30, 2007, the Company had advanced commissions to certain facilities totaling $3.3 million and $2.7 million, respectively, which are recoverable from such facilities as a reduction of earned commissions for specified monthly amounts. Amounts included in the accounts receivable represent the estimated recoverable amounts during the next fiscal year.

Direct call provisioning bad debt expense for the three and six months ended June 30, 2006 was $10.3 million, or 12.0%, and $20.0 million, or 12.0%, respectively, of direct call provisioning revenue of $85.7 million, and $167.6 million, respectively. Direct call provisioning bad debt expense for the three and six months ended June 30, 2007 was $11.2 million, or 12.8%, and $21.4 million, or 12.0%, respectively, of direct call provisioning revenue of $87.4 million and $178.2 million, respectively.

Property and equipment, net consists of the following (in thousands):

	December 31,	June 30,
	2006	2007
		(Unaudited)
Property and equipment, net:
Telecommunications equipment	$47,420	$52,258
Leasehold improvements	3,400	3,482
Construction in progress	6,727	5,286
Office equipment	13,842	16,573
	71,389	77,599
Less: Accumulated depreciation and amortization	(24,960)	(33,460)
	$46,429	$44,139

Intangibles and other assets, net consist of the following (in thousands):

	December 31, 2006
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$19,115	$(4,574)	$14,541	10.2
Deferred financing costs	9,022	(2,054)	6,968	7.3
Capitalized software development costs	18,633	(6,975)	11,658	4.3
Acquired contract rights	83,637	(20,773)	62,864	10.5
Deposits and long-term prepayments	1,755	-	1,755
Other	1,087	-	1,087
	$133,249	$(34,376)	$98,873

	June 30, 2007 (Unaudited)
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$24,708	$(5,631)	$19,077	10.2
Deferred financing costs	13,942	(2,593)	11,349	6.1
Capitalized software development costs	29,819	(9,167)	20,652	5.9
Acquired contract rights	97,079	(25,418)	71,661	9.5
Non-compete and employment agreements	2,684	-	2,684	4.6
Deposits and long-term prepayments	1,975	-	1,975
Other	985	-	985
	$171,192	$(42,809)	$128,383

At December 31, 2006 and June 30, 2007, the carrying amount of trademarks assigned to patents and trademarks that were not subject to amortization was $3.0 million.

Amortization expense for the three and six months ended June 30, 2006 was $4.1 million (of which $0.2 million was included in interest expense) and $8.0 million (of which $0.5 million was included in interest expense), respectively. Amortization expense for the three and six months ended June 30, 2007 was $4.6 million (of which $0.3 million was included in interest expense) and $9.2 million (of which $0.5 million was included in interest expense), respectively. Estimated amortization expense related to intangibles, excluding deferred financing costs, the fair value of acquired Syscon in-process operating contracts and other assets, at June 30, 2007 and for each of the next five years through June 30, 2012 and thereafter is summarized as follows (in thousands):

Period Ended June 30 (Unaudited)
2008	$18,929
2009	16,735
2010	15,152
2011	13,419
2012	9,261
Thereafter	36,542
$110,038

The fair value of Syscon’s in-process operating contracts and customer agreement acquired of $4.0 million will be amortized against revenue over the remaining life of the contracts using the percentage of completion method of accounting in accordance with EITF 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree”, which is estimated to be over the next 18 months. The fair value represents the remaining amount to be billed under the acquired contractual obligations reduced by the estimated direct and indirect costs to complete and an allowance for the normal profit margin related to the activities to be performed.

Accrued liabilities consist of the following (in thousands):

	December 31,	June 30,
	2006	2007
		(Unaudited)
Accrued expenses	$26,395	$26,158
Accrued compensation	6,066	6,079
Accrued severance and exit costs	111	398
Accrued taxes	1,026	1,796
Accrued interest and other	5,797	5,963
	$39,395	$40,394

Restructuring charges of $0.6 million were incurred during the second quarter of 2007 related to the consolidation of our internal customer care function into the Dallas office, comprised of $0.2 million of severance expense and $0.4 million of facility exit costs for our Selma, Alabama location. All of the severance expenses were paid during the second quarter of 2007.

Note 4 – Goodwill

	Direct	Offender
	Call	Management
	Provisioning	Software	Total
Balance at December 31, 2006	$37,936	$-	$37,936
Preliminary allocation of goodwill from Syscon acquisition	-	26,306	26,306
Balance at June 30, 2007	$37,936	$26,306	$64,242

Note 5 – Debt

Debt consists of the following (in thousands):

	December 31,	June 30,
	2006	2007
		(Unaudited)
Revolving credit facility	$3,225	$15,758
Second-priority senior notes	154,000	194,000
Senior subordinated notes	58,756	64,256
Total debt	215,981	274,014
Less unamortized discount on second-priority senior secured notes and senior subordinated notes	(5,339)	(5,970)
	$210,642	$268,044

Revolving Credit Facility.  We have a revolving credit facility (the “Revolver”) with a syndicate of banks and other lending institutions with a borrowing base limitation equal to 80% of “eligible receivables” and 50% of inventory, as defined in the credit agreement.  The Revolver provides for financing on a revolving basis of up to $30.0 million and a $22.5 million letter of credit facility that expires on September 9, 2009.  To the extent that letters of credit outstanding are greater than $10.0 million, the incremental letters of credit outstanding over $10.0 million reduces our availability.  Our maximum permitted annual capital expenditures are $30.0 million and $22.0 million for the years ended December 31, 2006 and 2007, respectively. Amounts unused under the Revolver are subject to a fee, due quarterly, based on a per annum rate of 0.375%.  Advances bear simple interest at an annual rate at our option equal to one of the following, (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2.0%. Interest is payable following the end of each calendar quarter. Advances received on the Revolver bore interest at our option using the prime rate, which was 8.25% at December 31, 2006 and June 30, 2007, as well as an advance of $5.0 million based on the LIBOR rate. We draw from the available credit on the Revolver to cover normal business cash requirements.  As of December 31, 2006 and June 30, 2007, we had $26.8 million and $14.2 million, respectively, of borrowing availability under the Revolver.

Second-priority Senior Secured Notes.  On September 9, 2004, we issued $154.0 million of 11% Second-priority Senior Secured Notes. These notes were issued at a discount of $3.6 million, or 97.651% of face value, and the proceeds were used to finance the acquisition of Evercom and to repay then outstanding long-term debt obligations. On June 29, 2007, we issued $40 million aggregate principal amount of our 11% Second-priority Senior Secured Notes due 2011 under the Indenture dated September 9, 2004, as amended on June 27, 2007, in a private offering (“the 2007 Notes”). The 2007 Notes were issued at a discount of $0.9 million, or 97.651% of face value, and the proceeds were used to finance the acquisition of Syscon. In connection with our issuance of the 2007 Notes, we entered into a registration rights agreement with the initial purchaser pursuant to which we are required to register with the Securities and Exchange Commission (the “SEC”) up to $40.0 million aggregate principal amount of new 11% Second-priority Senior Secured Notes due 2011 and offer to exchange such notes for our outstanding 2007 Notes. On August 1, 2007, we filed a registration statement on Form S-4 with the SEC. On August 13, 2007, the SEC declared the registration statement effective and we commenced the exchange offer.

All $194.0 million of principal is due September 9, 2011. To the extent the Company generates excess cash flow (as defined in the indenture) in any calendar year beginning with the year ended December 31, 2005, we are required by the Second-priority Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 104% of face value.  No excess cash flow payment was due for the year ended December 31, 2006 because no excess cash flow was generated.  Interest is payable semiannually on March 1 and September 1. The effective interest rate is 11.6% on the Second-priority Senior Secured Notes.

Senior Subordinated Notes.  On September 9, 2004, we issued $40.0 million of Senior Subordinated Notes, unsecured and subordinate to the Revolving Credit Facility and the Senior Notes, that bear interest at an annual rate of 17%.  Interest is payable at the end of each calendar quarter, or, as restricted by the

Company’s Revolving Credit Facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated notes.  All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013.  In connection with the issuance of the Senior Subordinated Notes, we issued warrants to acquire 51,011 shares of our common stock at an exercise price of $0.01 per share to the Senior Subordinated Note holders.  As a result, we discounted the face value of the Senior Subordinated Notes by $2.9 million, representing the estimated fair value of the warrants at the time of issuance.  Proceeds obtained from the issuance of the Senior Subordinated Notes were used to finance the acquisition of Evercom, repay outstanding long-term debt obligations, and for general operating purposes.   During the six months ended June 30, 2007, $5.5 million of paid-in-kind interest was added to the principal balance of the Notes.  The effective interest rate is 18.8% on the Senior Subordinated Notes.

All of the Company’s domestic subsidiaries and certain of the Company’s foreign subsidiaries (the “Subsidiary Guarantors”) are fully, unconditionally, and jointly and severably liable for the Revolving Credit Facility, Second-priority Senior Secured Notes and Senior Subordinated Notes. We have not included separate financial statements of our subsidiaries because (a) the aggregate assets, liabilities, earnings and equity of the Company are presented on a consolidated basis and (b) we believe that separate financial statements and other disclosures concerning subsidiaries are not material to investors.

Our credit facilities contain financial and operating covenants, among other items, that require the maintenance of certain financial ratios, including specified interest coverage ratios, maintenance of minimum levels of operating cash flows (as defined), and maximum capital expenditure limitations. These covenants also limit our ability to incur additional indebtedness, make certain payments including dividends to shareholders, invest and divest company assets, and sell or otherwise dispose of capital stock. In the event that the Company fails to comply with the covenants and restrictions, as specified in the credit agreements, we may be in default at which time payment of the long term debt and unpaid interest may be accelerated and become immediately due and payable.  As of June 30, 2007, we were in compliance with all covenants.

Note 6 – Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting operating segments in annual financial statements. SFAS No. 131 also establishes standards for disclosures about products and services, geographic areas and major customers.

Our management has chosen to organize the enterprise around differences in products and services. We have had four reportable segments: Direct Call Provisioning, Solutions Services, Telecommunications Services, and Equipment Sales. Our acquisition of Syscon will provide the Company with a comprehensive Offender Management Software solutions segment. Through these segments, we provide inmate telecommunication products and services for correctional facilities, including security enhanced call processing, call validation and billing services for inmate calling, and software solutions to manage and monitor inmate, parole and probation activity. Depending upon the contractual relationship at the site and the type of customer, we provide these products and services through service agreements with other telecommunications service providers, including, Global Tel*Link, AT&T (formerly SBC), Embarq and FSH Communications (i.e., Telecommunication Services segment and Solutions Services segment) and through direct contracts between the Company and correctional facilities (i.e., Direct Call Provisioning segment). In addition, we sold systems to certain telecommunication providers (i.e., Equipment Sales segment).

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

Segment information for the six months ended June 30, 2006 (unaudited) is as follows (in thousands):

	Direct			Equipment
	Call	Solutions	Telecommunications	Sales	Corporate
	Provisioning	Services	Services	& Other	& Other	Total
Revenue from external customers	$167,627	$23,978	$8,333	$430	$-	$200,368
Segment gross margin	$37,568	$6,283	$4,219	$81	$-	$48,151
Depreciation and amortization	12,706	639	285	-	68	13,698
Other operating costs and expenses	4,053	224	-	-	22,138	26,415
Operating income (loss)	$20,809	$5,420	$3,934	$81	$(22,206)	8,038
Interest and other expenses, net						13,850
Segment loss before income taxes						(5,812)
Capital expenditures	$13,000	$-	$-	$-	$85	$13,085
June 30, 2006:
Total assets	$208,733	$28,768	$2,600	$40	$26,394	$266,535
Goodwill	$37,936	$-	$-	$-	$-	$37,936

 Segment information for the six months ended June 30, 2007 (unaudited) is as follows (in thousands):

	Direct			Offender	Equipment
	Call	Solutions	Telecommunications	Management	Sales	Corporate
	Provisioning	Services	Services	Software	& Other	& Other	Total
Revenue from external customers	$178,171	$19,620	$4,365	$-	$240	$-	$202,396
Segment gross margin	$37,327	$6,307	$2,428	$-	$65	$-	$46,127
Depreciation and amortization	16,184	562	783	-	-	62	17,591
Other operating costs and expenses	4,191	186	-	-	-	24,523	28,900
Operating income (loss)	$16,952	$5,559	$1,645	$-	$65	$(24,585)	(364)
Interest and other expenses, net							14,787
Segment loss before income taxes							(15,151)
Capital expenditures	$11,549	$-	$-	$-	$-	$39	$11,588
June 30, 2007:
Total assets	$211,032	$18,045	$1,170	$67,344	$-	$25,434	$323,025
Goodwill	$37,936	$-	$-	$26,306	$-	$-	$64,242

Segment information for the three months ended June 30, 2006 (unaudited) is as follows (in thousands):

	Direct			Equipment
	Call	Solutions	Telecommunications	Sales	Corporate
	Provisioning	Services	Services	& Other	& Other	Total
Revenue from external customers	$85,659	$11,747	$3,811	$315	$-	$101,532
Segment gross margin	$19,777	$3,050	$1,827	$28	$-	$24,682
Depreciation and amortization	6,471	323	142	-	34	6,970
Other operating costs and expenses	1,807	94	-	-	12,044	13,945
Operating income (loss)	$11,499	$2,633	$1,685	$28	$(12,078)	3,767
Interest and other expenses, net						6,919
Segment loss before income taxes						(3,152)
Capital expenditures	$5,890	$-	$-	$-	$75	$5,965

Segment information for the three months ended June 30, 2007 (unaudited) is as follows (in thousands):

	Direct			Equipment
	Call	Solutions	Telecommunications	Sales	Corporate
	Provisioning	Services	Services	& Other	& Other	Total
Revenue from external customers	$87,401	$9,198	$1,999	$139	$-	$98,737
Segment gross margin	$17,760	$3,113	$1,114	$50	$-	$22,037
Depreciation and amortization	8,553	281	241	-	31	9,106
Other operating costs and expenses	2,066	112	-	-	13,325	15,503
Operating income (loss)	$7,141	$2,720	$873	$50	$(13,356)	(2,572)
Interest and other expenses, net						7,569
Segment loss before income taxes						(10,141)
Capital expenditures	$6,480	$-	$-	$-	$36	$6,516

Note 7 – Stockholders’ Equity

Common Stock

Our authorized common stock consists of 925,000 shares of Class A common stock and 75,000 shares of Class B common stock. On June 29, 2007, 45,604 shares of our Class A common stock were issued in connection with the acquisition of Syscon (see Note 2-Acquisition). At June 30, 2007, 589,463.65 shares of Class A common stock were issued and outstanding and 72,084.32 shares of the Class B common stock were outstanding. Shares of Class B common stock are subject to vesting as described below. Other than provisions related to vesting, holders of the shares of Class A common stock and Class B common stock have identical rights and privileges except that the holders of Class A common stock have a $57 per share liquidation preference. Our credit facilities restrict the ability to pay dividends to holders of common stock.

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

Restricted Stock Purchase Plan

We adopted the 2004 Restricted Stock Purchase Plan under which certain of our employees may purchase shares of our Class B common stock. On March 15, 2007, our stockholders approved an increase in the number of shares of Class B Common Stock authorized by the plan and our certificate of incorporation to 75,000, which equals 10.5% of our total issued and outstanding shares of common stock on a fully diluted basis, subject to adjustment for changes in our capital structure such as stock dividends, stock splits, stock subdivisions, mergers and recapitalizations.

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

As of June 30, 2007, 72,084.32 shares of Class B common stock were issued under the 2004 Restricted Stock Purchase Plan, of which 4,937.39 shares were issued during the second quarter of 2007, and 6,433.56 shares were issued during the six months ended June 30, 2007. 26,340.96 of these shares were acquired by our Chief Executive Officer (“CEO”) pursuant to a restricted stock purchase agreement. These shares are subject to forfeiture pursuant to the terms of the 2004 Restricted Stock Purchase Plan and the restrictions described hereafter. With respect to 36.6% of the stock, the restriction period ends upon the sale of the Company’s stock by certain of the Company’s other stockholders. The restriction period for 31.7% of the stock ends upon the lapse of time, 6.3% each December 31 and June 30 beginning December 31, 2004. With respect to the remaining shares, the restriction period ends upon the Company attaining certain performance measures determined by the Company’s Board of Directors.

We measure compensation expense on these restricted shares commensurate with their vesting schedules. For the portion of the restricted shares that vest contingently with the occurrence of certain events, we record compensation expense when such events become probable. The incremental compensation expense on the restricted shares issued was determined based on the grant date fair value of the Class B common stock, which resulted in compensation charges of approximately $55 thousand and $39 thousand for the six months ended June 30, 2006 and 2007, respectively.

Note 8 – Legal Proceedings

From time to time we have been, and expect to continue to be, subject to various legal and administrative proceedings or various claims in the normal course of its business. We believe the ultimate disposition of these matters will not have a material affect on our financial condition, liquidity, or results of operations.

From time to time, inmate telecommunications providers, including Securus, are parties to judicial and regulatory complaints and proceedings initiated by inmates, consumer protection advocates or individual called parties alleging, among other things, that excessive rates are being charged with respect to inmate collect calls, commissions paid by inmate telephone service providers to the correctional facilities are too high, that a call was wrongfully disconnected, that security notices played during the call disrupt the call, that the billed party did not accept the collect calls for which they were billed or that rate disclosure was not provided or was inadequate. We are also on occasion the subject of regulatory complaints regarding our compliance with various matters including tariffing, access charges and payphone compensation requirements and rate disclosure issues.

In the case captioned Sandra Judd, et al. v. AT&T, et al., initially brought in King County Superior Court in Seattle, T-Netix and several other telecommunication companies were sued on allegations of failure to comply with the audible, pre-connect disclosure of inmate call rates as required by Washington law. T-Netix and AT&T, the remaining defendants, obtained summary judgment in their favor in September 2006, but the ruling was overturned by the Court of Appeals. T-Netix’s Petition for Review by the Washington State Supreme Court is pending. We cannot predict the outcome of this appeal at this time.

In May 2005, TIP Systems, LLC and TIP Systems Holdings Co., Inc. (“TIPS”) filed suit in the United States District Court for the Southern District of Texas (Houston Division) against numerous defendants including us. In TIP Systems, we, along with other inmate telecommunications providers, were alleged to have infringed on patents concerning “cord-free” or “hands-free” inmate phone technology. This lawsuit against us was dismissed on March 1, 2007, when our motion for summary judgment was granted on the issue of non-infringement. TIPS has appealed to the U.S. Court of Appeals. Additionally, the TIPS entities have filed a lawsuit in the Southern District of Texas against us which alleges substantially similar allegations concerning patent infringement claims for “cord-free” or “hands-free” inmate phone technology. We have denied any wrongdoing and will vigorously defend each and every allegation in the case.

In October 2003, Value-Added Communications, Inc. (“VAC”) filed suit in the District Court of Dallas County, Texas against T-NETIX for alleged breach of a Patent License Agreement between VAC and T-NETIX. VAC filed the lawsuit seeking, among other things, an interpretation of certain provisions of the agreement, revival of the agreement, a license to any of T-NETIX’s improvements to the originally licensed technology, and an award of its attorneys’ fees. T-NETIX filed counter-claims against VAC for, among other things, VAC’s failure to assign certain improvements in technology that VAC has developed since 1996. On March 6, 2007, the Dallas District Court presiding over the lawsuit signed an interlocutory summary judgment order in T-NETIX’s favor finding, among other things, that VAC is not entitled to any of T-NETIX’s technology other than the originally licensed patents and that VAC is required to automatically assign any improvements or additions it makes to the original technology to T-NETIX, with VAC maintaining the right to continue using improvements or additions it makes. The Court also found that neither party is entitled to an award of attorneys’ fees from the other for claims relating to the issues resolved in the March 6, 2007 order. T-NETIX will continue to proceed against VAC on its affirmative claims for VAC’s failure to assign its improvements and additions and will continue to vigorously defend against VAC’s claim for attorneys’ fees and VAC’s efforts to reinstate the Agreement on grounds unrelated to the March 6, 2007 order. Trial is set for September 2007. We cannot predict the likelihood of any outcome or make a reasonable estimate of range of potential loss at this time.

In April 2005, we filed suit in the United States District Court for the Northern District of Texas (Dallas Division) against VAC for patent infringement. VAC filed an answer and a counterclaim in this matter. VAC seeks declaratory judgments as to non-infringement and invalidity. Discovery is on-going at this time. Trial in this matter is set for March 2008. We cannot predict the likelihood of any outcome at this time.

In November 2005, we filed suit in the District Court of Dallas County, Texas, against AGM Telecom Corporation and former employees of our various affiliates, and related individuals, including David McEvilly, George McNitt, Thomas Miller, Steven Capitano, Brian Dietert, AGM Telecom Corporation, Christopher McNitt, Robert G. Sargeant, James F. Winstead, Pablo Xiques, Henry Chang, and Mie Mie Change, alleging, among other things, breach of contract and misappropriation of trade secrets. In the lawsuit, various defendants have counterclaimed for alleged violations of the Texas Business & Commerce Code, disparagement, defamation, and tortious interference. Some defendants moved to stay the case and have requested the court compel arbitration of the matter, and some defendants filed special appearances objecting to the court’s jurisdiction. The court has granted some of the defendants’ motion to compel arbitration and to stay the case as to them. We have denied any wrongdoing with respect to the alleged counterclaims and will vigorously defend each and every counterclaim asserted by the defendants. We cannot predict the likelihood of any outcome at this time.

In October 2006, we filed suit in the U.S. Federal District Court for the Eastern District of Texas against Global Tel*Link Corporation, AGM Telecom Corporation, Inmate Calling Solutions, Inc., and FSH Communications, LLC for patent infringement of several patents related to the inmate correctional services and telecommunications industry by each such defendant. This case is in its early stages and we cannot predict the outcome at this time.

In February 2006, Evercom and T-Netix were named in a putative class action in Florida federal court captioned Kirsten Salb v. Evercom Systems, Inc., et al. Evercom and its wholly owned billing agent were alleged to have violated the Florida Deceptive and Unfair Trade Practices Act and other common law duties because of the alleged incorrect termination of inmate telephone calls. The plaintiff sought statutory damages, as well as compensatory damages and attorneys’ fees and costs. No class was ever certified. This matter was settled with a nominal payment to the Plaintiff, plus attorney’s fees and dismissed with prejudice. Legal fees for the second quarter of 2007 were higher as a result.

In May 2007, Global-Tel Link Corporation and Verizon Business filed formal protest petitions against the Florida Department of Corrections (“FDOC”) (the “Protests”). The Protests challenge FDOC’s intended award to us of a five-year initial term contract for provision of Statewide Inmate Telephone Services. More specifically, the Protests seek entry of recommended and final orders either (1) awarding the contract to the protestor or (2) rejecting all proposals. The Protests are before the Florida Division of Administrative Hearings (“DOAH”). DOAH has conducted a final hearing to resolve disputed issues of fact and law and will likely issue a recommended final order within the next few weeks. At this stage of the proceedings, no prediction of the likelihood of any outcome can be made.

Finally, the FCC has asked for public comment on a proposal from an inmate advocacy group to impose a federal rate cap on interstate inmate calls. This proceeding could have a significant impact on the rates that we and other companies in the inmate telecommunications business may charge. Although similar proposals have been pending before the FCC for more than three years without action by the agency, this newest proceeding is nonetheless in its early stages, and we cannot predict the outcome at this time.

Note 9 – Guarantees

FASB Staff Position (“FSP”) No. 45-3 amends Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require a guarantor to recognize a liability for the estimated fair value of guarantee obligations entered into after January 1, 2006 and disclosure of the maximum amount that could be paid under the guarantee obligation. In February 2006, we entered into an agreement with a telecommunications vendor, primarily for local and long distance services, whereby we guarantee a minimum purchase commitment over a two to three year period. Management has reviewed the agreements and believes the fair value of the guarantee to be zero. The maximum amount to be paid under this guarantee totaled $15.0 million at June 30, 2007.

Note 10 – Subsequent Events

On August 1, 2007, we filed a registration statement with the SEC in connection with our offer to exchange up to $40 million aggregate principal amount of registered 11% Second-priority Senior Secured Notes due 2011 for all of our outstanding 11% Second-priority Senior Secured Notes due 2011 issued in a private offering on June 29, 2007. On August 13, 2007, the SEC declared the registration statement effective and we commenced the exchange offer (see Note 5).

On August 1, 2007, Accudata, Inc. agreed to purchase our 50% interest in its preferred stock for approximately $1.0 million. Accordingly, we have recorded an impairment charge of $0.1 million to record our investment in Accudata at net realizable value. The transaction is expected to close during the third quarter of 2007.

To provide additional liquidity for future capital expenditures and working capital that may be required for new business opportunities and other contingencies, we decided to seek to obtain a $5.0 million unsecured line of credit. An affiliate of H.I.G. T-Netix, Inc., our majority stockholder, has agreed to guarantee up to $5.0 million of unsecured financing and to make available up to an additional $2.5 million of financing. We expect to obtain the line of credit sometime in August 2007. In connection with the guarantee, we intend to issue warrants to H.I.G. T-Netix, Inc. or its affiliate to purchase shares of our Class A common stock. We will offer all of our stockholders the right to participate in the guarantee and receive their proportionate share of any warrants issued in connection therewith.

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

Overview

We are one of the largest independent providers of inmate communications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities such as juvenile detention centers, private jails and halfway houses in the United States and Canada. As of June 30, 2007, we provided service to approximately 2,800 correctional facilities.

Our communications business consists of installing, operating, servicing and maintaining sophisticated call processing systems in correctional facilities and providing related services. We typically enter into multi-year agreements (generally three to five years) directly with the correctional facilities in which we serve as the exclusive provider of telecommunications services to inmates. In exchange for the exclusive service rights, we pay a negotiated commission to the correctional facility based upon revenues generated by actual inmate telephone use. In addition, on larger contracts we typically have partnered with regional bell operating companies, or RBOCs, local exchange carriers, or LECs, and interexchange carriers, or IXCs as well as independent telecommunications companies, for which we provide our equipment and, as needed, back office support, including validation, billing and collections services, and charge a fee for such services. Based on the particular needs of the corrections industry and the requirements of the individual correctional facility, we also sell platforms and specialized equipment and services such as law enforcement management systems, call activity reporting and call blocking. Our telecommunications business is conducted through two of our subsidiaries: T-Netix, which we acquired in March 2004, and Evercom, which we acquired in September 2004.

On June 29, 2007, we acquired all of the outstanding capital stock of Syscon Holdings Ltd., a British Columbia company (“Syscon”) pursuant to a Stock Purchase Agreement dated April 11, 2007 (“Purchase Agreement”). The initial purchase price for Syscon’s capital stock was approximately $41 million and 45,604 shares of our Class A common stock, subject to a working capital adjustment. In addition, we will pay up to an additional $7 million after each of the first three 12 month periods after the closing date if Syscon’s revenues exceed certain thresholds and certain other requirements are met. Pursuant to the Purchase Agreement, Syscon’s previous stockholder also left $5.0 million of cash in Syscon’s bank accounts upon the closing of the Syscon acquisition. We will pay Syscon’s previous stockholder up to $5.0 million as Syscon generates Net Cash Flow (as defined in the Purchase Agreement).

Syscon is an enterprise software development company for the correctional facility industry. Syscon’s core product is a sophisticated and comprehensive software system utilized by correctional facilities and law enforcement agencies for complete offender management. Syscon’s system provides correctional facilities with the ability to manage and monitor inmate parole and probation activity and development at a sophisticated level. Syscon’s customers operate more than 250 correctional facilities and probation offices maintaining records for over 300,000 offenders in the United States, Canada, the United Kingdom and Australia. Syscon is the largest offender management software provider to Electronic Data Systems for the U.K.’s National Offender Management System for Her Majesty’s Prison Service.

Revenues

We derived approximately 84% and 88% of our revenues for the six months ended June 30, 2006 and 2007, respectively, from our direct operation of inmate telecommunication systems and the provision of related services located in correctional facilities within 48 states and the District of Columbia. We enter into multi-year agreements under direct, or “prime” contracts with the correctional facilities, pursuant to which we serve as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, we pay a commission to the correctional facility based upon inmate telephone use. Our commission rates averaged approximately 44% of direct call provisioning revenues for the year ended December 31, 2006, and averaged 43% and 45% for the six months ended June 30, 2006 and 2007, respectively. We install and generally retain ownership of the telephones and the associated equipment and provide additional services tailored to the specialized needs of the corrections industry and to the requirements of each individual correctional facility, such as call activity recording and call blocking. In our direct call provisioning business, we earn the full retail value of the call and pay corresponding line charges and commissions. As a result, our direct call provisioning business gross profit dollars are higher, but our gross profit margin is lower, than in our services business.

We derived approximately 4% and 2% of our revenues for the six months ended June 30, 2006 and 2007, respectively, by providing telecommunication services to RBOCs, LECs, IXCs, and independent telecommunications companies, our service partners, typically through subcontracts in connection with the RBOCs’, LECs’ or IXCs’ separate contracts with larger correctional institutions. In such instances, we provide equipment, security enhanced call processing, call validation, and service and support though the telecommunications provider, rather than directly to the facility. Although our revenues for services to telecommunications service providers are lower than in our direct call provisioning business, where we provide the service to the facility directly and receive the retail value of the call, we do not incur all the additional capital costs related to these larger contracts that can require up-front or guaranteed commission payments. Our gross margin percentage for providing telecommunications services is higher than the margin for our direct call provisioning business because we do not incur commissions, transport costs or risk of collection.

We also offer our solutions services, as described below, and the sale of equipment to RBOCs, LECs, IXCs and independent telecommunications companies as customers, to support their telecommunication contracts with correctional facilities. We derived approximately 12% and 10% of our revenues for the six months ended June 30, 2006 and 2007, respectively, from our solutions business. The solutions business consists of providing validation, uncollectible account management and billing services. In this business, accounts receivable generated from calls placed by inmates in correctional facilities are typically purchased from the third party inmate telecommunication providers and we accept responsibility for call validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC, LEC, IXC or independent customer. However, all purchased receivables must be processed and validated through our risk management system prior to allowing the call to be completed and also must be billed through our proprietary billing systems. Revenues from our solutions services equal the difference between the face value of the receivables purchased and the amount we pay the RBOC, LEC, IXC or independent customers for the discounted accounts receivable. Because revenues associated with our solutions business represent only a percentage of the face value of the receivables purchased, the associated billing and collection fees and uncollectible account expense represent a much higher percentage of revenues as compared to our direct call provisioning business. In the solutions business, we do not bear any of the costs of facility commissions, equipment, line charges or direct sales charges, but bear the risk of unbillable and uncollectible accounts receivable.

We also sell equipment, typically consisting of our inmate calling system, to a limited number of telecommunication services providers.

In our direct call provisioning business and solutions services, we accumulate call activity data from our various installations and bill our revenues related to this call activity primarily through direct billing agreements with LEC billing agents, or in some cases through billing aggregators. We also receive payment on a prepaid basis for a significant portion of our services and record deferred revenue until the prepaid balances are used. For the six months ended June 30, 2007, one-third of our direct call provisioning revenues were collected on a prepaid basis. In each case, we recognize revenue when the calls are completed and accrue the related telecommunication costs for validating, transmitting, billing and collection, bad debt, and line and long-distance charges, along with commissions payable to the facilities. In our telecommunications services business, our service partner bills the called party and we either share the revenues with our service partner or receive a prescribed fee for each call completed. We also charge fees for additional services such as customer support and advanced validation.

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

Field Operations and Maintenance Costs. Field operations and maintenance costs consist of service administration costs for correctional facilities, including salaried and related personnel expenses, and inmate calling systems (including related equipment) repair and maintenance. The costs of providing telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses and inmate calling systems repair and maintenance expenses.

SG&A. SG&A expenses consist of corporate overhead and selling expenses, including marketing, accounting, legal, regulatory and research and development costs.

Industry Trends

We provide our products and services to telecommunications and solutions service providers such as Global Tel*Link, Public Communications Services (PCS), AT&T/SBC and Embarq, among other call providers. For the three months and six months ended June 30, 2007, 11.3% and 11.9%, respectively, of our total revenues were generated from contracts with telecommunications and solutions service providers. The following table lists our largest telecommunications and solutions service provider contracts for the three and six months ended June 30, 2007:

	Solutions Services		Telecommunications Services
	Three	Six	Three	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Contract
	June 30,	June 30,	June 30,	June 30,	Expiration
	2007	2007	2007	2007	Date**
Global Tel*Link*	75%	75%	36%	36%	March 1, 2008
AT&T***	23%	23%	11%	10%	Month-to-Month
FSH Communications	-%	-%	32%	29%	March 1, 2008
Public Communications Service, Inc.	-%	-%	16%	22%	Month-to-Month

*	AT&T sold its inmate telecommunications business to Global Tel*Link in 2005. Verizon sold its inmate telecommunications business to Public Communications Services, Inc. in 2005.

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

In the first quarter of 2005 large industry participants Verizon and AT&T announced plans to exit the inmate telecommunications business. During 2004, Verizon and AT&T were our two largest telecommunications services customers and AT&T was our largest solutions customer. These communications by Verizon and AT&T continued a recent trend of large dominant telecommunications carriers exiting the direct inmate telecommunications business. Both Verizon and AT&T subsequently sold their inmate telecommunications businesses to Securus’ competitors in 2005. As a result of this trend and the Verizon and AT&T sales, we anticipate that our revenue and profits associated with these product lines will continue to decline.

We anticipate that our revenues and profits associated with our customer, Global Tel*Link, will continue to decline and that agreements we have in place with them will not be renewed upon expiration. Global Tel*Link has been eliminating our services and we believe it is reasonable to expect that they will continue to do so over time as underlying contracts come to term. We therefore expect our solutions and telecommunications services business with Global Tel*Link to decline to zero within the next few years. Contractually, our solutions and telecommunications services customers can replace our services as their underlying phone contracts with correctional facilities expire.

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

Results of Operations

The following table (in thousands) sets forth, for the three months and six months ended June 30, 2006 and 2007, the results of operations of the Company.

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007
	(Unaudited)		(Unaudited)
Revenue:
Direct call provisioning	$85,659	$87,401	$167,627	$178,171
Solutions services	11,747	9,198	23,978	19,620
Telecommunications services	3,811	1,999	8,333	4,365
Equipment sales and other	315	139	430	240
Total revenue	$101,532	$98,737	$200,368	$202,396
Expenses:
Cost of services	$76,850	$76,700	$152,217	$156,269
Selling, general and administrative	13,945	14,889	26,415	28,286
Restructuring costs	-	614	-	614
Depreciation and amortization	6,970	9,106	13,698	17,591

Total operating costs and expenses	97,765	101,309	192,330	202,760
Operating income (loss)	$3,767	$(2,572)	$8,038	$(364)

	Total Variance		Total Variance
	In Dollars		In Dollars
	Between the		Between the
	Three Months		Six Months
	Ended June 30,	%	Ended June 30,	%
	2006 and 2007	Change	2006 and 2007	Change
(Dollars in thousands)	(Unaudited)		(Unaudited)
Revenue:
Direct call provisioning	$1,742	2.0%	$10,544	6.3%
Solutions services	(2,549)	(21.7)	(4,358)	(18.2)
Telecommunications services	(1,812)	(47.5)	(3,968)	(47.6)
Equipment sales and other	(176)	(55.9)	(190)	(44.2)
Total revenue	(2,795)	(2.8)	2,028	1.0
Total cost of service	(150)	(0.2)	4,052	2.7
Selling, general and administrative	944	6.8	1,871	7.1
Restructuring costs	614	-	614	-
Depreciation and amortization	2,136	30.6	3,893	28.4
Total operating costs and expenses	3,544	3.6	10,430	5.4
Operating income (loss)	$(6,339)	(168.3)	$(8,402)	(104.5)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

The corrections industry, which includes the inmate calling market, is and can be expected to remain highly competitive.  We compete directly with numerous other suppliers of inmate call processing systems and other corrections related products (including our own telecommunications and solutions service provider customers) that market their products to our same customer base.

Revenues.  Compared to the corresponding second quarter of the prior year, consolidated revenues decreased $2.8 million, or 2.8%, to $98.7 million due to the expected decline in our solutions services and telecommunications services segments. Our direct call provisioning segment grew over the prior year as we continue to gain market share from our competitors in this segment.  The primary components of the changes in revenues are discussed below:

Direct call provisioning revenues increased $1.7 million, or 2.0%, to $87.4 million primarily due to:

New prime business contracts won from competitors, net of accounts not renewed, coupled with initiatives to stimulate additional prepaid demand and reduce bad debt from existing customers of approximately $2.7 million; and

A reduction of $1.0 million due to the transition of the State of Pennsylvania interim contract to MCI (now owned by Global Tel*Link), who was awarded the long-term contract in 2006. We began serving the State of Pennsylvania on an interim basis in late April 2006, as a result of Verizon’s desire to exit their existing contract. The interim contract generated approximately $1.2 million per month of revenue for us. We expect our revenue in the third quarter of 2007 will decline another $1.6 million compared to the second quarter as a result of this transition.

Solutions services revenues decreased by $2.5 million, or 21.7%, to $9.2 million. Solutions services revenues declined primarily due to terminations of service by Global Tel*Link as their underlying facility contracts expired. We expect solutions services revenues to decline by $1.0 million to $2.0 million per quarter for the final two quarters of 2007 and expect continuing declines thereafter.

Telecommunications services revenues decreased by $1.8 million, or 47.5%, to $2.0 million primarily attributable to accounts that we did not retain upon contract renewal or accounts that converted to direct provisioning revenue. We have not retained a significant amount of our telecommunications services contracts upon renewal as a result of our strategy to focus on growing our direct provisioning business. The departures of AT&T and Verizon from the inmate telecommunications market and resulting sale of those businesses to our competitors contributed to the decline. We expect the significant declining trend in telecommunication services revenue to continue. We expect telecommunications services revenue to decline more gradually over the remaining two quarters of 2007.

Equipment sales and other services revenues declined by $0.2 million, or 55.9%, from the prior year. We do not expect to generate significant equipment sales revenue in the future.

Cost of Service. Total cost of service decreased by $0.2 million, or 0.2%, to $76.7 million. The decrease was due primarily to the change in the mix of our operating revenues, offset by over $1.0 million of costs associated with a migration to a new billing system in the second quarter of 2007. A comparison of the components of our business segment gross margins is provided below:

	For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,
	2006		2007
	(Unaudited)		(Unaudited)
Direct call provisioning
Revenue	$85,659		$87,401
Cost of service	65,882	76.9%	69,641	79.7%
Segment gross margin	$19,777	23.1%	$17,760	20.3%
Solutions services
Revenue	$11,747		$9,198
Cost of service	8,697	74.0%	6,085	66.2%
Segment gross margin	$3,050	26.0%	$3,113	33.8%
Telecommunications services
Revenue	$3,811		$1,999
Cost of service	1,984	52.1%	885	44.3%
Segment gross margin	$1,827	47.9%	$1,114	55.7%
Equipment sales and other
Revenue	$315		$139
Cost of service	287	91.1%	89	64.0%
Segment gross margin	$28	8.9%	$50	36.0%

Our direct call provisioning revenues increased while our solutions services and telecommunications services decreased. Operating costs are a substantially higher component of revenues in the direct call provisioning and solutions services businesses than in the telecommunications services and equipment sales businesses.

Cost of service in our direct provisioning business as a percentage of revenue increased to 79.7% from 76.9% primarily due to over $1.0 million of expenses arising from the migration of our billing records data to a new platform which caused a short-term spike in our bad debt expense in the second quarter. Specifically, bad debt increased principally because, during the billing system migration, we rendered significantly more bills directly to our customers as opposed to using our more traditional and historically more effective methods. With the billing system migration completed, the volume of bills rendered directly by us to our customers has returned to historical levels prior to the migration. In addition, we believe that the new billing system and related process improvements will help us to reduce bad debt further in the future while continuing to grow the proportion of our revenues that are prepaid. The increase in cost of service was also due to a one-time billing credit of $0.5 million received in 2006 with no similar benefit in 2007, and higher commission expenses.

Cost of service in our solutions segment as a percentage of our revenue decreased to 66.2% from 74.0% as a result of lower bad debt expense, which is the major component of our cost of service of the solutions segment and also the most volatile cost of our service.

Cost of service in our telecommunications segment as a percentage of revenue decreased to 44.3% from 52.1% due to a shift in profitability of the remaining accounts in service and the relative profitability of those accounts deinstalled over the last year.

Cost of service in our equipment sales and other segment decreased as a percentage of revenue to 64.0% from 91.1%, which is consistent with long-term historical trends.

SG&A. SG&A expenses of $14.9 million were $0.9 million, or 6.8%, higher than the prior year quarter. The increase was due primarily to one-time expenses incurred during the quarter of $0.5 million related principally to legal fees associated with a lawsuit that was settled in the second quarter with a nominal settlement to the plaintiff, $0.2 million in lease exit costs to close a warehouse, $0.5 million of bonuses related to the closing of the Syscon acquisition, and $0.3 million of personnel costs associated with severance and death benefits to the family of an executive. These costs were partially offset by lower overall legal fees and lower costs incurred for Sarbanes Oxley Act compliance in 2007.

Restructuring Costs. Restructuring charges of $0.6 million were incurred during the second quarter of 2007 related to the consolidation of our internal customer care function into the Dallas office, comprised of $0.2 million of severance expense and $0.4 million of facility exit costs for our Selma, Alabama location.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $7.0 million and $9.1 million for the three months ended June 30, 2006 and 2007, respectively. The increase of $2.1 million was attributable to depreciation and amortization related to 2006 and 2007 additions to property and equipment and intangible assets and a reduction in the useful life of certain telecommunications equipment to reflect the installation, over the next several years, of our new packet-based architecture.

Interest and Other Expenses, net. Interest and other expenses were $6.9 million and $7.6 million for the three months ended June 30, 2006 and 2007, respectively. The increase relates primarily to the increasing principal on the Senior Subordinated notes due to interest being paid-in-kind and two days of interest expense on the $40 million 11% Second-priority Senior Secured Notes due 2011 issued on June 29, 2007. In addition, we booked an impairment charge of $0.1 million related to our investment in Accudata due to a downturn in Accudata’s business and our recent plans to sell our interest in Accudata.

Income Tax Expense. The Company had income tax expense of $0.4 million and $0.5 million for the three months ended June 30, 2006 and June 30, 2007, respectively. The Company generates tax expense despite operating losses due principally to changes in deferred tax balances.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

Revenues.  The Company’s revenue for the six months ended June 30, 2007 increased $2.0 million, or 1.0%, to $202.4 million. This increase was due primarily to growth in the Company’s direct call provisioning business.  The primary components of the increase in revenues are discussed below:

Direct call provisioning revenues increased $10.5 million, or 6.3%, to $178.2 million primarily due to:

New prime business contracts won from competitors, net of accounts not renewed, coupled with initiatives to stimulate additional prepaid demand and reduce bad debt from existing customers of approximately $7.6 million; and

Prime business with the State of Pennsylvania of approximately $2.9 million.  We began serving the State of Pennsylvania on an interim basis in late April 2006 as a result of Verizon’s desire to exit their existing contract and continued to provide services on an interim basis until the second quarter of 2007.  The interim contract generated approximately $1.2 million of revenue per month.

Solutions services revenues decreased by $4.4 million, or 18.2%, to $19.6 million primarily due to terminations of service by Global Tel*Link as their underlying facility contracts expired. We expect solutions services revenues to decline by $1.0 million to $2.0 million per quarter for the final two quarters of 2007 and expect further declines thereafter.

Telecommunications services revenues decreased by $4.0 million, or 47.6%, to $4.4 million primarily attributable to accounts that we did not retain upon contract renewal or accounts that converted to direct provisioning revenue. We have not retained a significant amount of our telecommunications services contracts upon renewal as a result of our strategy to focus on growing our direct provisioning business. The departures of AT&T and Verizon from the inmate telecommunications market and resulting sale of those businesses to our competitors contributed to the decline. We expect the declining trend in telecommunication services revenue to continue. We expect telecommunications services revenue to decline by approximately $0.5 million between the second and third quarter of 2007. Thereafter, we expect the decline in our telecommunications services revenues to moderate.

Equipment sales and other services revenues declined by $0.2 million. We do not expect to generate significant equipment sales revenue in the future.

Cost of Service.  Total cost of service increased by $4.1 million, or 2.7%, to $156.3 million for the six months ended June 30, 2007.  The increase was due primarily to a change in the mix of our operating revenues, coupled with over $1.0 million of costs associated with a migration to a new billing system in the second quarter of 2007, which caused a short-term spike in our bad debt expense . A comparison of the components of our gross margins is provided below.

	For the Six Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006		2007
	(Unaudited)		(Unaudited)
Direct call provisioning
Revenue	$167,627		$178,171
Cost of service	130,059	77.6%	140,844	79.0%
Segment gross margin	$37,568	22.4%	$37,327	21.0%
Solutions services
Revenue	$23,978		$19,620
Cost of service	17,695	73.8%	13,313	67.9%
Segment gross margin	$6,283	26.2%	$6,307	32.1%
Telecommunications services
Revenue	$8,333		$4,365
Cost of service	4,114	49.4%	1,937	44.4%
Segment gross margin	$4,219	50.6%	$2,428	55.6%
Equipment sales and other
Revenue	$430		$240
Cost of service	349	81.2%	175	72.9%
Segment gross margin	$81	18.8%	$65	27.1%

Our direct call provisioning revenues increased while our solutions services, telecommunications services and equipment sales and other revenues decreased. Historically, operating costs are a substantially higher component of revenues in the direct call provisioning and solutions services businesses than in the telecommunications services and equipment sales businesses.

Cost of service in our direct provisioning business as a percentage of revenue increased to 79.0% from 77.6% primarily due to over $1.0 million of expenses arising from the migration of our billing records data to a new platform, which caused a short-term spike in our bad debt expense in the second quarter. Specifically, bad debt increased principally because, during the billing system migration, we rendered significantly more bills directly to our customers as opposed to using our more traditional and historically more effective methods. With the billing system migration completed, the volume of bills rendered directly by us to our customers has returned to historical levels prior to the migration. In addition, we believe that the new billing system and related process improvements will help us to reduce bad debt further in the future while continuing to grow the proportion of our revenues that are prepaid. The increase in cost of service was also due to a one-time billing credit of $0.5 million received in 2006 with no similar benefit in 2007, and higher commission expenses.

Cost of service in our solutions segment as a percentage of our revenue decreased to 67.9% from 73.8% as a result of lower bad debt expense, which is the major component of our cost of service of the solutions segment and also the most volatile cost of our service.

Cost of service in our telecommunications segment as a percentage of revenue decreased to 44.4% from 49.4%. This decrease is due to a shift in profitability of the remaining accounts in service and the relative profitability of those accounts deinstalled over the last year.

Cost of service in our equipment sales and other segment decreased as a percentage of revenue to 72.9% from 81.2%. We believe future cost of service as a percentage of revenue in this segment will be more consistent with long-term historical trends.

SG&A. SG&A expenses of $28.3 million were $1.9 million, or 7.1%, higher than the prior year six month period. The increase was due primarily to one-time expenses incurred during the quarter of $0.5 million related principally to legal fees associated with a lawsuit that was settled in the second quarter with a nominal settlement to the plaintiff, $0.2 million in lease exit costs to close a warehouse, $0.5 million of bonuses related to the closing of the Syscon acquisition, and $0.3 million of personnel costs associated with severance and death benefits to the family of an executive. Additionally, legal fees were $0.4 million higher than 2006 as a result of several intellectual property lawsuits and other litigation.

Restructuring Costs. Restructuring charges of $0.6 million were incurred during the second quarter of 2007 related to the consolidation of our customer care function into the Dallas office, comprised of $0.2 million of severance expense and $0.4 million of facility exit costs for our Selma, Alabama location.

Depreciation and Amortization Expenses. Depreciation and amortization expenses of $17.6 million were $3.9 million, or 28.4%, higher than the prior year six month period. The increase was attributable to depreciation and amortization related to 2006 and 2007 additions to property of equipment and intangible assets and a reduction in the useful life of certain telecommunications equipment to reflect the installation, over the next several years, of our new packet-based architecture.

Interest and Other Expenses, net. Interest and other expenses were $13.9 million and $14.8 million for the six months ended June 30, 2006 and 2007, respectively. The increase relates primarily to the increasing principal on the Senior Subordinated notes due to interest being paid-in-kind and two days of interest expense on the $40 million 11% Second-priority Senior Secured Notes due 2011 issued on June 29, 2007. In addition, we booked an impairment charge of $0.1 million related to our investment in Accudata due to a downturn in Accudata’s business and our recent plans to sell our interest in Accudata.

Income Tax Expense. Income tax expense for the six months ended June 30, 2006 and 2007 was $0.6 million and $0.9 million, respectively. The Company generated tax expense despite operating losses due principally to changes in deferred tax liability balances.

Liquidity and Capital Resources

The Company’s principal liquidity requirements are to service and repay our debt and meet our capital expenditure and operating needs. We are significantly leveraged. As of June 30, 2007, we had $274.0 million in total debt outstanding before considering $3.4 million of original issue discount on our second-priority senior secured notes and $2.5 million of fair value attributable to warrants issued in connection with our senior subordinated debt financing, all of which is reflected as discounts to outstanding long-term debt in our condensed consolidated financial statements (see additional information on our long and short term debt under "Debt and Other Obligations" below). As of June 30, 2007, we had cash of $4.9 million, unused capacity of $14.2 million under our working capital credit facility and a total stockholders’ deficit of $66.5 million. As of August 9, 2007, we had unused capacity of $15.2 million under our working capital credit facility.

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. To provide additional liquidity for future capital expenditures and working capital that may be required for new business opportunities and other contingencies, we decided to seek to obtain a $5.0 million unsecured line of credit. An affiliate of H.I.G. T-Netix, Inc., our majority stockholder, has agreed to guarantee up to $5.0 million of unsecured financing and to make available up to an additional $2.5 million of financing. We expect to obtain the line of credit sometime in August 2007. In connection with the guarantee, we intend to issue warrants to H.I.G. T-Netix, Inc. or its affiliate to purchase shares of our Class A common stock. We will offer all of our stockholders the right to participate in the guarantee and receive their proportionate share of any warrants issued in connection therewith.

In the event that cash in excess of the amounts generated from on-going business operations and available under our credit facilities is required to fund our operations, we may be required to reduce or eliminate discretionary selling, general and administrative costs, and sell or close certain of our operations.

Cash Flows

Our cash flows from operations are primarily attributable to the operations of our direct call provisioning business, which represents 88% of our revenues for the six months ended June 30, 2007. The level of our cash flow depends on multiple factors, including contract renewals and new business, as well as growth in inmate populations. Our net cash provided by operating activities is also affected by the level of our operating and other expenses.

The following table provides cash flow data for the six months ended June 30, 2006 and 2007:

	For the Six Months Ended
	June 30,	June 30,
	2006	2007
	(Unaudited)
Net cash provided by operating activities	$5,841	$6,999
Net cash used in investing activities	$(13,085)	$(55,171)
Net cash provided by financing activities	$7,823	$52,541

Cash Flows for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Net cash provided by operating activities for the six months ended June 30, 2007, consisted primarily of $17.2 million of operating income before considering non-cash expenses, such as $17.6 million of depreciation and amortization, offset by $8.8 million of cash paid for interest expense and $1.4 million of working capital use. Net cash provided by operating activities for the six months ended June 30, 2006, consisted primarily of $21.7 million of operating income before considering non-cash expenses, such as $13.7 million of depreciation and amortization, offset by $8.7 million of cash paid for interest expense and $7.2 million of working capital use. The working capital fluctuations were due to short-term month-end timing of certain normal operating receipts and disbursements, higher cash reserves held by our LEC billing agents to offset future bad debt write-offs, along with scheduled annual prepaid commission advances to certain facilities.

Cash used in investing activities was $13.1 million and $55.2 million for the six months ended June 30, 2006 and 2007, respectively. In June 2007, we utilized $43.7 million in connection with the acquisition of Syscon (See Note 2 – Acquisition). Additionally, we invested $11.6 million in equipment and intangibles to maintain and grow the direct call provisioning business, a decline of $1.5 million in spending from 2006. The decline was principally due to savings associated with the deployment of our new packet-based architecture to new or renewal business in 2007. We expect our capital expenditures to decline in the future due to the gradual deployment of our new packet-based architecture.

Cash provided by financing activities was $7.8 million and $52.5 million for the six months ended June 30, 2006 and 2007, respectively. On June 29, 2007, we issued an additional $40.0 million of 11% Second-priority Senior Secured Notes at a discount from face value of $0.9 million to fund the Syscon acquisition, and incurred $4.9 million of financing costs related to the issuance. Net draws on the Company’s revolving credit facility increased by $3.8 million in 2007 primarily to fund the costs associated with the Syscon acquisition. Syscon’s sole stockholder also left $5.0 million of cash in Syscon’s bank accounts upon the closing of the Syscon acquisition, which we will use to help fund Syscon’s operations in the near future. We will pay Syscon’s sole stockholder up to $5.0 million as Syscon generates Net Cash Flow (as defined in the Syscon Stock Purchase Agreement). As of August 9, 2007, there were $14.8 million of borrowings under the revolving credit facility.

Debt and other Obligations

Working Capital Facility. We have a working capital facility which provides for up to $30.0 million in revolving availability, with a sublimit for letters of credit. As of June 30, 2007, $15.8 million was drawn under our working capital facility and we have outstanding approximately $6.8 million of letters of credit issued under the facility.

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

Second-priority Senior Secured Notes. On September 9, 2004, we issued $154.0 million aggregate principal amount of our 11% Second-priority Senior Secured Notes. The Second-priority Senior Secured Notes were issued at a discount to face value of $3.6 million. Proceeds obtained from the issuance of the Second-priority Senior Secured Notes were used to finance the acquisition of Evercom and to repay outstanding long-term debt obligations. On June 29, 2007, we issued an additional $40 million aggregate principal amount of our 11% Second-priority Senior Secured Notes due 2011 under an Indenture dated September 9, 2004, as amended on June 27, 2007, in a private offering. Interest is payable on March 1 and

September 1 of each year. The Second-priority Senior Secured Notes are secured by second-priority security interests in substantially all of our assets including but not limited to the capital stock of each of our domestic subsidiaries and certain of our foreign subsidiaries and all of our domestic subsidiaries’ and certain of our foreign subsidiaries’ tangible and intangible non-real estate properties and assets.

Senior Subordinated Notes. We have outstanding $64.3 million of senior subordinated notes which includes $24.3 million of paid-in-kind interest. The senior subordinated notes are unsecured and subordinated to the second-priority senior secured notes and amounts owed under our working capital facility. Our obligations under the senior subordinated notes are irrevocably and unconditionally guaranteed on a senior subordinated basis by our domestic subsidiaries and certain of our foreign subsidiaries. The senior subordinated notes bear interest at a fixed annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by the working capital facility, is paid in-kind by adding accrued interest to the principal balance of the senior subordinated notes.

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

Other Long-Term Liabilities. Other long-term liabilities represent approximately $1.6 million of tenant improvement concessions pertaining to the Company’s lease of its primary facility that will be amortized over the life of the lease as prescribed by SFAS No. 13 and FASB Technical Bulletin 88-1. The Company recorded amortization totaling $90,000 for these improvement concessions during the six months ended June 30, 2007.

Capital Requirements

As of June 30, 2007, our contractual cash obligations and commitments on an aggregate basis are as follows:

	For the Twelve Months Ended June 30,
	2008			2009			2010		2011			2012		Thereafter
Long-term debt (1)	$		*	$		*	$15,758	*	$		*	$194,000	*	$64,256	*
Operating leases		2,292			2,090		1,897			1,592		1,347		3,788
Total contractual cash obligations and commitments		$2,292			$2,090		$17,655			$1,592		$195,347		$68,044

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

Changes in Accounting Standards

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”), which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies may record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted the interpretations in SAB 108 in the fourth quarter of 2006. The adoption of this statement did not have any impact on the financial condition or results of operations of the Company.

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

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The Company adopted the provisions of FIN No. 48 on January 1, 2007.  The adoption of these provisions did not have any impact on the financial condition or results of operations of the Company.

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

The Company and/or its subsidiaries file income tax returns in the US federal jurisdiction and various states. The Company and its subsidiaries have open tax years for the U.S. federal return from 1996 forward with respect to its net operating loss (“NOL”) carryforwards, where the IRS may not raise tax for these years, but can reduce NOLs. Otherwise, with few exceptions, the Company and its subsidiaries are no longer subject to federal, state, or local income tax examinations for years prior to 2003.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the quarter ended June 30, 2007, the Company recognized $0 in potential interest and penalties with respect to unrecognized tax benefits.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement does not require any new fair value measurements; rather, it applies whenever other accounting pronouncements require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. The Company has not completed its evaluation of the effect of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS No. 159 on January 1, 2008. The Company has not completed its evaluation of the effect of SFAS No. 159.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market rate risk for changes in interest rates related to our revolving line of credit. Interest expense on our floating rate debt will increase more than expected if interest rates rise. Our $30.0 million revolving line of credit bears an interest rate equal to one of the following, at our option: (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2% and is calculated on amounts borrowed under the facility. The effect of a 10% fluctuation in the interest rate on our revolving line of credit would have had an effect of about $0.1 million on our interest expense for the six month periods ended June 30, 2006 and June 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

2. Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we have been, and expect to continue to be, subject to various legal and administrative proceedings or various claims in the normal course of its business. We believe the ultimate disposition of these matters will not have a material affect on our financial condition, liquidity, or results of operations.

From time to time, inmate telecommunications providers, including Securus, are parties to judicial and regulatory complaints and proceedings initiated by inmates, consumer protection advocates or individual called parties alleging, among other things, that excessive rates are being charged with respect to inmate collect calls, commissions paid by inmate telephone service providers to the correctional facilities are too high, that a call was wrongfully disconnected, that security notices played during the call disrupt the call, that the billed party did not accept the collect calls for which they were billed or that rate disclosure was not provided or was inadequate. We are also on occasion the subject of regulatory complaints regarding our compliance with various matters including tariffing, access charges and payphone compensation requirements and rate disclosure issues.

In the case captioned Sandra Judd, et al. v. AT&T, et al., initially brought in King County Superior Court in Seattle, T-Netix and several other telecommunication companies were sued on allegations of failure to comply with the audible, pre-connect disclosure of inmate call rates as required by Washington law. T-Netix and AT&T, the remaining defendants, obtained summary judgment in their favor in September 2006, but the ruling was overturned by the Court of Appeals. T-Netix’s Petition for Review by the Washington State Supreme Court is pending. We cannot predict the outcome of this appeal at this time.

In May 2005, TIP Systems, LLC and TIP Systems Holdings Co., Inc. (“TIPS”) filed suit in the United States District Court for the Southern District of Texas (Houston Division) against numerous defendants including us. In TIP Systems, we, along with other inmate telecommunications providers, were alleged to have infringed on patents concerning “cord-free” or “hands-free” inmate phone technology. This lawsuit against us was dismissed on March 1, 2007, when our motion for summary judgment was granted on the issue of non-infringement. TIPS has appealed to the U.S. Court of Appeals. Additionally, the TIPS entities have filed a lawsuit in the Southern District of Texas against us which alleges substantially similar allegations concerning patent infringement claims for “cord-free” or “hands-free” inmate phone technology. We have denied any wrongdoing and will vigorously defend each and every allegation in the case.

In October 2003, Value-Added Communications, Inc. (“VAC”) filed suit in the District Court of Dallas County, Texas against T-NETIX for alleged breach of a Patent License Agreement between VAC and T-NETIX. VAC filed the lawsuit seeking, among other things, an interpretation of certain provisions of the agreement, revival of the agreement, a license to any of T-NETIX’s improvements to the originally licensed technology, and an award of its attorneys’ fees. T-NETIX filed counter-claims against VAC for, among other things, VAC’s failure to assign certain improvements in technology that VAC has developed since 1996. On March 6, 2007, the Dallas District Court presiding over the lawsuit signed an interlocutory summary judgment order in T-NETIX’s favor finding, among other things, that VAC is not entitled to any of T-NETIX’s technology other than the originally licensed patents and that VAC is required to automatically assign any improvements or additions it makes to the original technology to T-NETIX, with VAC maintaining the right to continue using improvements or additions it makes. The Court also found that neither party is entitled to an award of attorneys’ fees from the other for claims relating to the issues resolved in the March 6, 2007 order. T-NETIX will continue to proceed against VAC on its affirmative claims for VAC’s failure to assign its improvements and additions and will continue to vigorously defend against VAC’s claim for attorneys’ fees and VAC’s efforts to reinstate the Agreement on grounds unrelated to the March 6, 2007 order. Trial is set for September 2007. We cannot predict the likelihood of any outcome or make a reasonable estimate of range of potential loss at this time.

In April 2005, we filed suit in the United States District Court for the Northern District of Texas (Dallas Division) against VAC for patent infringement. VAC filed an answer and a counterclaim in this matter. VAC seeks declaratory judgments as to non-infringement and invalidity. Discovery is on-going at this time. Trial in this matter is set for March 2008. We cannot predict the likelihood of any outcome at this time.

In November 2005, we filed suit in the District Court of Dallas County, Texas, against AGM Telecom Corporation and former employees of our various affiliates, and related individuals, including David McEvilly, George McNitt, Thomas Miller, Steven Capitano, Brian Dietert, AGM Telecom Corporation, Christopher McNitt, Robert G. Sargeant, James F. Winstead, Pablo Xiques, Henry Chang, and Mie Mie Chang, alleging, among other things, breach of contract and misappropriation of trade secrets. In the lawsuit, various defendants have counterclaimed for alleged violations of the Texas Business & Commerce Code, disparagement, defamation, and tortious interference. Some defendants moved to stay the case and have requested the court compel arbitration of the matter, and some defendants filed special appearances objecting to the court’s jurisdiction. The court has granted some of the defendants’ motion to compel arbitration and to stay the case as to them. We have denied any wrongdoing with respect to the alleged counterclaims and will vigorously defend each and every counterclaim asserted by the defendants. We cannot predict the likelihood of any outcome at this time.

In October 2006, we filed suit in the U.S. Federal District Court for the Eastern District of Texas against Global Tel*Link Corporation, AGM Telecom Corporation, Inmate Calling Solutions, Inc., and FSH Communications, LLC for patent infringement of several patents related to the inmate correctional services and telecommunications industry by each such defendant. This case is in its early stages and we cannot predict the outcome at this time.

In February 2006, Evercom and T-Netix were named in a putative class action in Florida federal court captioned Kirsten Salb v. Evercom Systems, Inc., et al. Evercom and its wholly owned billing agent were alleged to have violated the Florida Deceptive and Unfair Trade Practices Act and other common law duties because of the alleged incorrect termination of inmate telephone calls. The plaintiff sought statutory damages, as well as compensatory damages and attorneys’ fees and costs. No class was ever certified. This matter was settled with a nominal payment to the Plaintiff, plus attorney’s fees and dismissed with prejudice. Legal fees for the second quarter of 2007 were higher as a result.

In May 2007, Global-Tel Link Corporation and Verizon Business filed formal protest petitions against the Florida Department of Corrections (“FDOC”) (the “Protests”). The Protests challenge FDOC’s intended award to us of a five-year initial term contract for provision of Statewide Inmate Telephone Services. More specifically, the Protests seek entry of recommended and final orders either (1) awarding the contract to the protestor or (2) rejecting all proposals. The Protests are before the Florida Division of Administrative Hearings (“DOAH”). DOAH has conducted a final hearing to resolve disputed issues of fact and law and will likely issue a recommended final order within the next few weeks. At this stage of the proceedings, no prediction of the likelihood of any outcome can be made.

Finally, the FCC has asked for public comment on a proposal from an inmate advocacy group to impose a federal rate cap on interstate inmate calls. This proceeding could have a significant impact on the rates that we and other companies in the inmate telecommunications business may charge. Although similar proposals have been pending before the FCC for more than three years without action by the agency, this newest proceeding is nonetheless in its early stages, and we cannot predict the outcome at this time.

ITEM 1A. RISK FACTORS

You should carefully consider those risk factors discussed in Forward-Looking Statements set forth previously in this document, as well as the other factors detailed from time to time in the filings with the SEC. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us, or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

In addition to the risk factors described in our Form 10-K filed with the SEC on March 30, 2007, we face certain risks associated with our acquisition of Syscon Holding Ltd., which was consummated on June 29, 2007. These risks are as follows:

Many of Syscon’s current and potential competitors have significantly greater resources than we do.

Syscon competes with numerous other software vendors, including Motorola, Inc., Maximus, Inc., IBM/The Utah Consortium and others. Some of its current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than it does, as well as greater name recognition and a larger installed base of clients. Increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect Syscon. Syscon may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms. Furthermore, potential customers may consider outsourcing options, including application service providers, data center outsourcing and service bureaus as alternatives to licensing Syscon’s software products. Any of these factors could materially impair Syscon’s ability to compete and have a material adverse affect on its operating performance and financial condition.

We may be required to defer recognition of license revenue for a significant period of time.

Because generally accepted accounting principles in the United States and SEC interpretations often require a portion of revenues to be deferred when sales of software licenses are bundled with maintenance or other services in a single customer contract, we may be required to defer a portion of Syscon’s revenues for a significant period of time. Syscon’s revenues are generally comprised of three elements, software licenses, implementation services, and consulting and maintenance services. There are several accounting standards and interpretations covering revenue recognition for the software industry. These pronouncements include Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2,Software Revenue Recognition, With Respect to Certain Transactions. In addition, the SEC staff has issued Staff Accounting Bulletin Nos. 101 and 104, which explain how the SEC staff believes existing revenue recognition rules should be applied to, or interpreted for, transactions not addressed by existing rules. Often times these rules require revenues to be deferred until some time after the initial sale of the license. How long revenues are deferred can depend on a variety of factors, including:

whether the license agreement relates to then unavailable software products;

whether transactions include both currently deliverable software products and software products that are under development or other undeliverable elements;

whether the customer demands services that include significant modifications, customizations or complex interfaces that could delay products delivery or acceptance;

whether the transaction involves acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as known defects; and

whether the transaction involves payment terms or fees that depend upon contingencies.

Because implementation of Syscon’s products can take 18 months or longer to complete and Syscon’s customers generally do not accept its products until implementation is complete, we may be required to delay recognizing Syscon’s license revenue for a significant period of time. Because of the aforementioned accounting principles, Syscon may recognize revenue differently than it has in the past depending on the specific contractual terms of any new customer contracts. Further, because revenue from software licenses comprises a significant portion of Syscon’s revenue, the deferred amount could be substantial. If Syscon is successful in selling to its customers products that require greater customization, we may be required to defer an even greater amount of revenue.

Moreover, the accounting profession and regulatory agencies continue to discuss various provisions of the pronouncements relating to revenue recognition of software sales with the objective of providing additional guidance on their application and with respect to potential interpretations related to so-called “multiple element arrangements,” such as those offered by Syscon. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated changes in revenue accounting practices, which could change the timing of recognized revenue. They could also drive significant adjustments to Syscon’s business practices which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our reported revenues and results of operations.

Syscon’s lengthy sales cycle and limited number of large non-recurring licenses sales make it difficult to predict quarterly revenue levels and operating results.

It is difficult for us to forecast the timing and recognition of revenues from sales of Syscon’s products because Syscon’s existing and prospective customers often take significant time evaluating its products before licensing them. The sales process for Syscon’s products is lengthy and can exceed one year. License and implementation fees for Syscon’s software products tend to be substantial when they occur. Additionally, the purchasing of Syscon’s products is relatively discretionary and the purchasing decision typically involves members of Syscon’s customers’ senior management. Accordingly, the timing of our license revenues is difficult to predict. The delay of an order could cause our quarterly revenues to fall substantially below our expectations and those of public market analysts and investors. Moreover, to the extent that Syscon succeeds in shifting customer purchases away from individual software products and toward more costly integrated suites of software and services, Syscon’s sales cycle may lengthen, which could increase the likelihood of delays and cause the effect of a delay to become more pronounced. Delays in Syscon’s sales could cause significant shortfalls in our revenues and operating results for any particular period. The period between initial customer contact and a purchase by a customer may vary from nine months to more than one year. During the evaluation period, prospective customers may decide not to purchase or may scale down proposed orders of our products for various reasons, including:

reduced demand for offender management software solutions;

introduction of products by our competitors;

lower prices offered by our competitors; and

reduced need to upgrade existing systems.

Additionally, because Syscon’s customers and potential customers are federal, state and local government agencies that may have limited funds allocated to information technology, decreases in any of Syscon’s customer’s budgets for information technology could result in order cancellations that could have a significant adverse affect on our revenues and quarterly results.

Syscon may not be successful in convincing potential customers to migrate to its products.

Many correctional institutions have historically used internally developed software for their offender management systems and to manage other resources. These institutions may not be willing to incur the costs or invest the resources necessary to initially implement Syscon’s products or complete upgrades to current or future releases of its products. Consequently, it may be difficult for Syscon to convince these institutions to make substantial capital expenditures to migrate to its products. This may impede Syscon’s ability to increase its market share in its existing markets as well as penetrate other geographic markets or to generate new or recurring revenues.

Syscon depends on third-party technology which, if it should become unavailable, contain defects, or infringe on another party’s intellectual property rights, could result in increased costs or delays in the production and improvement of its products or result in liability claims.

Syscon licenses critical third-party software that it incorporates into its own software products and is likely to incorporate additional third-party software into its new product offerings. If Syscon’s relations with any of these third-party software providers are impaired or the third-party software infringes upon another party’s intellectual property rights, Syscon’s business could be harmed. The operation of Syscon’s products would also be impaired if errors occur in the third-party software that it utilizes. It may be more difficult for Syscon to correct any defects in third-party software because the software is not within its control. Accordingly, Syscon’s business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software. If the cost of licensing any of these third-party software products significantly increases, our gross margin levels could significantly decrease.

Although these third party software vendors generally indemnify Syscon against claims that their technology infringes on the proprietary rights of others, such indemnification is not always available for all types of intellectual property. Sometimes software vendors are not well capitalized and may not be able to indemnify us in the event that their technology infringes on the proprietary rights of others. Defending such infringement claims, regardless of their validity, could result in significant cost and diversion of resources. As a result, Syscon may face substantial exposure to liability in the event that technology it licenses from a third party infringes on another party’s proprietary rights.

Syscon’s products may need to become compatible with various user interfaces to remain competitive.

Market acceptance of new platforms and operating environments may require Syscon to undergo the expense of developing and maintaining compatible product lines. There may be future or existing operation and relational database platforms and user interfaces that achieve popularity in the marketplace and that may or may not be architecturally compatible with Syscon’s software product design. In addition, the effort and expense of developing, testing, and maintaining software product lines will increase as more hardware platforms and operating systems achieve market acceptance within Syscon’s target markets. If Syscon does not achieve market acceptance of new user interfaces that it supports, or adapt to popular new user interfaces that it does not support, our sales and revenue may be adversely affected. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on Syscon’s resources and software product release schedules, which could adversely affect revenues and results of operations.

Syscon’s future success will depend in part upon its ability to:

continue to enhance and expand its core applications

continue to sell its products

continue to successfully integrate third-party products

enter new geographic markets and achieve market acceptance

further penetrate existing markets; and

develop and introduce new products that keep pace with technological developments, including developments related to the Internet, and satisfy increasingly sophisticated customer requirements.

Syscon’s customers may be unable to implement its products successfully, which may subject it to warranty or product liability claims that could be costly to resolve and result in negative publicity.

Syscon’s products must integrate with the many existing computer systems and software programs of its customers. This can be complex, time-consuming and expensive, and may cause delays in the deployment of its products. Syscon’s customers may be unable to implement its products successfully or otherwise achieve the benefits attributable to its products. Although Syscon tests each of its new products and product enhancement releases and evaluates and tests the products it obtains through acquisitions before introducing them to the market, there may still be significant errors in existing or future releases of Syscon’s software products. Consequently, Syscon may be required to expend significant resources in order to correct such errors or otherwise satisfy customer demands. In addition, defects in Syscon’s products or difficulty integrating its products with its customers’ systems could result in delayed or lost revenues, warranty or other claims against Syscon by customers or third parties, adverse customer reaction and negative publicity about Syscon or its products and services or reduced acceptance of Syscon’s products and services in the marketplace, any of which could have a material adverse effect on our business, results of operations and financial condition.

Syscon’s international operations and sales subject it to risks associated with unexpected events.

The international reach of Syscon’s business could cause it to be subject to unexpected, uncontrollable and rapidly changing events and circumstances. The following factors, among others, could adversely affect its business and earnings:

failure to properly comply with foreign laws and regulations applicable to its foreign activities including, without limitation, software localization requirements compliance with multiple and potentially conflicting regulations in Europe, Australia and North America, including export requirements, tariffs, import duties and other trade barriers, as well as intellectual property requirements difficulties in managing foreign operations and appropriate levels of staffing longer collection cycles

seasonal reductions in business activities, particularly throughout Europe reduced protection for intellectual property rights in some countries proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences anti-American sentiment due to the war in Iraq and other American policies that may be unpopular in certain countries difficulties in enforcing agreements through foreign legal systems fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by Syscon in foreign markets where payment for its products and services is made in the local currency changes in general economic and political conditions in countries where Syscon operates; and

restrictions on downsizing operations in Europe and expenses and delays associated with any such activities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 29, 2007, we acquired Syscon Holdings Ltd., a British Columbia company. In connection with our acquisition of Syscon, we issued 45,604 shares of our Class A common stock to Syscon’s sole stockholder. We issued these shares in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 22, 2007, we sought the consent of the holders of our 11% Second-priority Senior Secured Notes due 2011 (the “Notes”) to waive certain provisions and make certain amendments to the indenture governing the Notes. On June 27, 2007, we obtained the consent of the holders of the Notes required by the indenture and executed a supplemental indenture, which was filed with the SEC on July 2, 2007 as an exhibit to Form 8-K. The waivers and amendments permitted us to acquire Syscon Holdings Ltd. and to issue an additional $40 million aggregate principal amount of Notes to finance the Syscon acquisition. The amendments also permit us to use any Excess Cash Flow (as defined in the indenture) to pay accrued interest on our senior subordinated notes to the extent holders of the Notes have not elected to have their Notes redeemed with such Excess Cash Flow.

ITEM 5. OTHER INFORMATION

(a)  None

(b)  None

ITEM 6. EXHIBITS

Exhibit Index

2.1

Stock Purchase Agreement, dated April 11, 2007, by and among Securus Technologies, Inc., Appaloosa Acquisition Company, 0787223 B.C. Ltd, and 0787223 B.C. Ltd’s sole stockholder, incorporated by reference from form 8-K filed April 16, 2007.

3.1	Amended and Restated Certificate of Incorporation of Securus Technologies, Inc., filed on August 6, 2004, incorporated by reference from the form S-4 filed May 26, 2005.

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Securus Technologies, Inc., filed on March 15, 2007.

3.2	Amended and Restated Bylaws of Securus Technologies, Inc., incorporated by reference from the form S-4 filed May 16, 2005.

3.3	Certificate of Incorporation of T-Netix, Inc., filed on September 7, 2001, as amended, incorporated by reference from the form S-4 filed May 16, 2005..

3.4	Bylaws of T-Netix, Inc, incorporated by reference from the form S-4 filed May 16, 2005..

3.5	Articles of Incorporation of Telequip Labs, Inc., filed on November 9, 1987, as amended, incorporated by reference from the form S-4 filed May 16, 2005.

3.6	Amended and Restated Bylaws of Telequip Labs, Inc., incorporated by reference from the form S-4 filed May 16, 2005.

3.7	Articles of Incorporation of T-NETIX Telecommunications Services, Inc., filed on February 11, 1988, as amended, incorporated by reference from the form S-4 filed May 16, 2005.

3.8	Bylaws of T-NETIX Telecommunications Services, Inc., incorporated by reference from form S-4 filed May 16, 2005.

3.9	Certificate of Incorporation of Evercom Holdings, Inc., filed on November 25, 2002, as amended, incorporated by reference from the form S-4 filed May 16, 2005.

3.10	Bylaws of Evercom Holdings, Inc., incorporated by reference from the form S-4 filed May 16, 2005.

3.11	Amended and Restated Certificate of Incorporation of Evercom, Inc., filed on February 19, 2003, incorporated by reference from the form S-4 filed May 16, 2005.

3.12	Bylaws of Evercom, Inc., incorporated by reference from the form S-4 filed May 16, 2005.

3.13	Certificate of Incorporation of Evercom Systems, Inc., filed on August 22, 1997, as amended, incorporated by reference from form S-4 filed May 16, 2005.

3.14	Bylaws of Evercom Systems, Inc., incorporated by reference from form S-4 filed May 16, 2005.

3.15	Certificate of Incorporation of Syscon Justice Systems Canada Ltd., incorporated by reference from the form S-4 filed August 1, 2007.

3.16	Articles of Syscon Justice Systems Canada Ltd., incorporated by reference from the form S-4 filed August 1, 2007.

3.17	Articles of Incorporation of Syscon Justice Systems, Inc. incorporated by reference from the form S-4 filed August 1, 2007.

3.18	Bylaws of Syscon Justice Systems, Inc. incorporated by reference from the form S-4 filed August 1, 2007.

3.19	Articles of Organization of Modeling Solutions LLC incorporated by reference from the form S-4 filed August 1, 2007.

3.20	Operating Agreement of Modeling Solutions LLC incorporated by reference from the form S-4 filed August 1, 2007.

3.21	Articles of Organization of Modeling Solutions, LLC incorporated by reference from the form S-4 filed August 1, 2007.

3.22	Operating Agreement of Modeling Solutions, LLC incorporated by reference from the form S-4 filed August 1, 2007.

4.1	Form of 11% Second-priority Senior Secured Notes due 2011, incorporated by reference from form S-4 filed May 16, 2005.

4.2

Indenture, dated as of September 9, 2004, by and among Securus, T-Netix, Inc., a Delaware corporation, T-NETIX Telecommunications Services, Inc., a Texas corporation, T-Netix Monitoring Corporation, a Colorado corporation, SpeakEZ, Inc., a Colorado corporation, Telequip Labs, Inc., a Nevada corporation, Evercom Holdings, Inc., Evercom, Inc., EverConnect, Inc., a Delaware corporation, Evercom Systems, Inc., a Delaware corporation, and The Bank of New York Trust Company, N.A., incorporated by reference from form S-4 filed May 16, 2005.

4.2.1

Supplemental Indenture, dated June 27, 2007, by and among Appaloosa Acquisition Company Ltd., a British Columbia company, T-NETIX, Inc., a Delaware corporation, T-NETIX Telecommunications Services, Inc., a Texas corporation, Telequip Labs, Inc., a Nevada corporation, Evercom Holdings, Inc., a Delaware corporation, Evercom, Inc., a Delaware corporation, Evercom Systems, Inc., a Delaware corporation, as guarantors, and The Bank of New York, as trustee, incorporated by reference from Form 8-k filed July 2, 2007.

4.2.2

Supplemental Indenture, dated June 29, 2007, by and among Appaloosa Acquisition Company Ltd., a British Columbia company, Syscon Justice Systems Canada Ltd., a British Columbia company, Syscon Holdings Ltd., a British Columbia corporation, Syscon Justice Systems, Inc., a California corporation, Modeling Solutions, LLC, a Wisconsin limited liability company, Modeling Solutions LLC, a Nevada limited liability company, and The Bank of New York, as trustee, incorporated by reference from Form S-4 filed August 1, 2007.

4.4

Amended and Restated Security Agreement, dated June 29, 2007, by and among Appaloosa Acquisition Company Ltd., a British Columbia company, Modeling Solutions, LLC, a Wisconsin limited liability company, Modeling Solutions LLC, a Nevada limited liability company, Syscon Justice Systems International Pty Limited, an Australia company, Syscon Justice Systems International Limited, a United Kingdom company, Syscon Justice Systems Canada Ltd., a British Columbia company, Syscon Justice Systems, Inc., a California corporation, as guarantors, and The Bank of New York Trust Company, N.A., incorporated by reference from Form S-4 filed August 1, 2007.

4.4.1	Supplement to Amended and Restated Security Agreement, dated June 29, 2007, incorporated by reference from Form S-4 filed August 1, 2007.

4.5

Amended and Restated Patent Security Agreement, dated June 29, 2007, by and among Securus Technologies, Inc., T-Netix, Inc., a Delaware corporation, T-NETIX Telecommunications Services, Inc., a Texas corporation, Telequip Labs, Inc., a Nevada corporation, Evercom Holdings, Inc., Evercom, Inc., Evercom Systems, Inc., a Delaware corporation, Modeling Solutions, LLC, a Wisconsin limited liability company, Modeling Solutions LLC, a Nevada limited liability company, Syscon Justice Systems, Inc., a California corporation, and The Bank of New York Trust Company, N.A., incorporated by reference from Form S-4 filed August 1, 2007.

4.6

Amended and Restated Patent Security Agreement, dated June 29, 2007, by and among Securus Technologies, Inc., T-Netix, Inc., a Delaware corporation, T-NETIX Telecommunications Services, Inc., a Texas corporation, Telequip Labs, Inc., a Nevada corporation, Evercom Holdings, Inc., Evercom, Inc., Evercom Systems, Inc., a Delaware corporation, Modeling Solutions, LLC, a Wisconsin limited liability company, Modeling Solutions LLC, a Nevada limited liability company, Syscon Justice Systems, Inc., a California corporation, and The Bank of New York Trust Company, N.A., incorporated by reference from Form S-4 filed August 1, 2007.

4.7

Amended and Restated Trademark Security Agreement, dated June 29, 2007, by and among Securus Technologies, Inc., T-Netix, Inc., a Delaware corporation, T-NETIX Telecommunications Services, Inc., a Texas corporation, Telequip Labs, Inc., a Nevada corporation, Evercom Holdings, Inc., Evercom, Inc., Evercom Systems, Inc., a Delaware corporation, Modeling Solutions, LLC, a Wisconsin limited liability company, Modeling Solutions LLC, a Nevada limited liability company, Syscon Justice Systems, Inc., a California corporation, and The Bank of New York Trust Company, N.A., incorporated by reference from Form S-4 filed August 1, 2007.

4.8

Amended and Restated Pledge Agreement, dated June 29, 2007, by and among Appaloosa Acquisition Company Ltd., a British Columbia company, Syscon Justice Systems, Inc., a California corporation, and T-Netix, Inc., Evercom Holdings, Inc., Evercom, Inc., each a Delaware corporation, incorporated by reference from Form S-4 filed August 1, 2007.

4.8.1	Supplement No. 1 to Amended and Restated Pledge Agreement, dated June 29, 2007, incorporated by reference from Form S-4 filed August 1, 2007.

4.9

Credit Agreement, dated September 9, 2004, by and among Securus Technologies, Inc., as the Borrower, the Subsidiaries of the Borrower, as Guarantors, the Financial Institutions party thereto as the Lenders, and ING Capital LLC as the Issuing Lender and Administrative Agent, incorporated by reference from form S-4 filed May 16, 2005.

4.9.1

First Amendment to Credit Agreement, dated October 12, 2005 among Securus Technologies, Inc., the subsidiary guarantors, ING Capital LLC, as syndicated issuing lender, alternative issuing lender and administrative agent, and lenders from time to time parties thereto, incorporated by reference from the Company’s current report on Form 8-K filed as Exhibit 10.1 on October 13, 2005.

4.9.2

Second Amendment to Credit Agreement, dated April 17, 2006 among Securus Technologies, Inc., the subsidiary guarantors, ING Capital LLC, as syndicated issuing lender, alternative issuing lender and administrative agent, and lenders from time to time parties thereto, incorporated by reference from Form 10-Q filed May 15, 2006.

4.9.3

Third Amendment to Credit Agreement, dated June 29, 2007, by and among Securus Technologies, Inc., as the Borrower, the Subsidiaries of the Borrower, as Guarantors, the Financial Institutions party thereto as the Lenders, and ING Capital LLC as the Issuing Lender and Administrative Agent incorporated by reference from Form 8-k filed July 2, 2007.

4.10

Subordination and Intercreditor Agreement, dated as of September 9, 2004, by and among Laminar Direct Capital, L.P., a Delaware limited partnership, Securus Technologies, Inc., T-Netix, Inc., a Delaware corporation, T-NETIX Telecommunications Services, Inc., a Texas corporation, T-Netix Monitoring Corporation, a Colorado corporation, SpeakEZ, Inc., a Colorado corporation, Telequip Labs, Inc., a Nevada corporation, Evercom Holdings, Inc., a Delaware corporation, Evercom, Inc., a Delaware corporation, EverConnect, Inc., a Delaware corporation, Evercom Systems, Inc., a Delaware corporation, and The Bank of New York Trust Company, N.A., incorporated by reference from Form S-4 filed May 16, 2005.

4.10.1

First Amendment to Subordination and Intercreditor Agreement, dated as of June 29, 2007, by and among Laminar Direct Capital, L.P., a Delaware limited partnership, Securus, T-Netix, Inc., a Delaware corporation, T-NETIX Telecommunications Services, Inc., a Texas corporation, Telequip Labs, Inc., a Nevada corporation, Evercom Holdings, Inc., a Delaware corporation, Evercom, Inc., a Delaware corporation, Evercom Systems, Inc., a Delaware corporation, Syscon Justice Systems, Inc., a California corporation, Modeling Solutions, LLC, a Wisconsin limited liability company, Modeling Solutions LLC, a Nevada limited liability company, and The Bank of New York Trust Company, N.A., incorporated by reference from Form S-4 filed August 1, 2007.

4.11

Intercreditor Agreement, dated as of September 9, 2004, by and among ING Capital, LLC, as Intercreditor Agent, The Bank of New York Trust Company, N.A., as Trustee, Securus Technologies, Inc., and each subsidiary of Securus Technologies, Inc., incorporated by reference from form S-4 filed May 16, 2005.

4.12

Note Purchase Agreement, dated as of September 9, 2004, by and among Securus Technologies, Inc., T-Netix, Inc., Telequip Labs, Inc., T-Netix Telecommunications Services, Inc., SpeakEZ, Inc., T-Netix Monitoring Corporation, Evercom Holding, Inc., Evercom, Inc., Evercom Systems, Inc., FortuneLinX, Inc., and Everconnect, Inc. and Laminar Direct Capital L.P., incorporated by reference from the Company’s Form 10-K/A filed September 13, 2006.

4.12.1

June 2007 Amendment to Note Purchase Agreement, dated June 29, 2007, by and among Securus Technologies, Inc., T-Netix, Inc., Telequip Labs, Inc., T-Netix Telecommunications Services, Inc., Evercom Holding, Inc., Evercom, Inc., Evercom Systems, Inc., Appaloosa Acquisition Company Ltd., a British Columbia company, Modeling Solutions, LLC, a Wisconsin limited liability company, Modeling Solutions LLC, a Nevada limited liability company, Syscon Justice Systems International Pty Limited, an Australia company, Syscon Justice Systems International Limited, a United Kingdom company, Syscon Justice Systems Canada Ltd., a British Columbia company, Syscon Justice Systems, Inc., a California corporation, and Laminar Direct Capital L.P., incorporated by reference from the Company’s Form 8-K filed July 2, 2007.

4.13	Form of 11% Second-priority Senior Secured Notes due 2011, incorporated by reference from Form S-4 filed August 1, 2007.

4.14

Registration Rights Agreement, dated June 29, 2007, by and among Securus Technologies, Inc., Appaloosa Acquisition Company Ltd., a British Columbia company, Modeling Solutions, LLC, a Wisconsin limited liability company, Modeling Solutions LLC, a Nevada limited liability company, Syscon Justice Systems International Pty Limited, an Australia company, Syscon Justice Systems International Limited, a United Kingdom company, Syscon Justice Systems Canada Ltd., a British Columbia company, Syscon Justice Systems, Inc., a California corporation, and UBS Securities LLC., incorporated by reference from Form 8-k filed July 2, 2007.

4.15

Security Agreement, dated June 29, 2007, by and among Appaloosa Acquisition Company Ltd., a British Columbia company, Syscon Justice Systems Canada Ltd., a British Columbia company, Syscon Holdings Ltd., a British Columbia corporation and The Bank of New York, as trustee, incorporated by reference from Form S-4 filed August 1, 2007.

4.16

Pledge Agreement, dated June 29, 2007, by and among Appaloosa Acquisition Company Ltd., a British Columbia company, Syscon Justice Systems Canada Ltd., a British Columbia company, and Syscon Holdings Ltd., a British Columbia corporation, The Bank of New York, as trustee, incorporated by reference from Form S-4 filed August 1, 2007.

4.17

Tradmark Security Agreement, dated June 29, 2007, by and among Appaloosa Acquisition Company Ltd., a British Columbia company, Syscon Justice Systems Canada Ltd., a British Columbia company, Syscon Holdings Ltd., a British Columbia corporation and The Bank of New York, as trustee, incorporated by reference from Form S-4 filed August 1, 2007.

4.18

Copyright Security Agreement, dated June 29, 2007, by and among Appaloosa Acquisition Company Ltd., a British Columbia company, Syscon Justice Systems Canada Ltd., a British Columbia company, Syscon Holdings Ltd., a British Columbia corporation and The Bank of New York, as trustee, incorporated by reference from Form S-4 filed August 1, 2007.

10.1

Stockholders Agreement, dated September 9, 2004, by and among Securus Technologies, Inc., H.I.G., T-Netix, Inc., a company organized under the laws of the Cayman Islands, American Capital Strategies, Ltd., a Delaware corporation, Laminar Direct Capital, L.P., a Delaware limited partnership, and each of the other investors then or thereafter set forth on the signature pages thereto, incorporated by reference from form S-4 filed May 16, 2005.

10.2

Amended and Restated Consulting Services Agreement, dated as of September 9, 2004, by and between T-Netix, Inc., Evercom Systems, Inc. and H.I.G. Capital, LLC, incorporated by reference from form S-4 filed May 16, 2005.

10.3

Amended and Restated Professional Services Agreement, dated as of September 9, 2004, by and between T-Netix, Inc., Evercom Systems, Inc., and H.I.G. Capital, LLC, incorporated by reference from form S-4 filed May 16, 2005.

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

10.6	Restricted Stock Purchase Agreement, dated as of September 9, 2004 between Securus Technologies, Inc. and Richard Falcone, incorporated by reference from Form S-4 filed May 16, 2005.

10.7	2004 Restricted Stock Purchase Plan, incorporated by reference from Form 10-Q filed November 14, 2006.

10.7.1	First Amendment to 2004 Restricted Stock Purchase Plan and Stockholder Consent, increasing authorized shares under the plan, incorporated by reference from Form 10-K filed March 30, 2007.

10.8	Employment Agreement, dated November 13, 2006, by and between the Company and Richard Falcone, incorporated by reference from Form 10-K filed November 14, 2006.

10.9	Restricted Stock Purchase Agreement, dated September, 2006 between Securus Technologies, Inc. and Richard Falcone, incorporated by reference from Form 10-K filed November 14, 2006.

21.1*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURUS TECHNOLOGIES, INC. (Registrant)

DATE: August 13, 2007	By:	/s/ RICHARD FALCONE
Richard Falcone,
Chairman of the Board, President, and
Chief Executive Officer

DATE: August 13, 2007	By:	/s/ KEITH KELSON
Keith Kelson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

21.1	Subsidiaries of the Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.