Form 10-Q
period 2007-09-30
Securus Technologies, Inc.
filed 2007-11-14
CIK 1320051

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ] Quarterly report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ]          No   ☐

Indicate by check mark whether the Registrant is an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act  (Check one):

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

Shares outstanding of each of the registrant’s classes of common stock:

Class	Outstanding at September 30, 2007
Class A common stock	589,463.65 shares
Class B common stock	72,084.32 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,	September 30,
	2006	2007
		(Unaudited)
ASSETS
Cash and cash equivalents	$558	$2,088
Restricted cash	1,461	1,518
Accounts receivable, net	64,174	55,175
Prepaid expenses and other current assets	5,063	5,531
Deferred income taxes	5,155	5,428
Total current assets	76,411	69,740
Property and equipment, net	46,429	42,121
Intangibles and other assets, net	98,873	123,885
Goodwill	37,936	66,785
Total assets	$259,649	$302,531

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$42,728	$36,679
Due to related party, net	-	4,933
Accrued liabilities	39,395	36,259
Deferred revenue and customer advances	8,801	14,967
Deferred income taxes	-	509
Total current liabilities	90,924	93,347
Deferred income taxes	8,262	16,197
Long-term debt	210,642	269,321
Other long-term liabilities	1,694	1,622
Total liabilities	$311,522	$380,487

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.01 stated value, 1,000,000 shares authorized;
609,510 shares issued and outstanding at December 31, 2006 and
661,548 shares issued and outstanding at September 30, 2007	6	7
Additional paid-in capital	34,140	35,604
Accumulated other comprehensive income	-	1,684
Accumulated deficit	(86,019)	(115,251)
Total stockholders’ deficit	(51,873)	(77,956)
Total liabilities and stockholders’ deficit	$259,649	$302,531

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months ended September 30, 2006 and 2007

(Dollars in thousands)

	For the Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007
	(unaudited)		(unaudited)
Revenue:
Direct call provisioning	$84,094	$79,462	$251,721	$257,633
Solution services	11,183	8,422	35,161	28,042
Telecommunications services	2,744	1,698	11,077	6,063
Offender management software	-	4,798	-	4,798
Equipment sales and other	64	222	494	462
Total revenue	98,085	94,602	298,453	296,998
Cost of service, exclusive of depreciation and amortization shown separately below
Direct call provisioning, exclusive of bad debt expense	57,276	54,724	167,296	174,123
Direct call provisioning bad debt expense	9,595	8,203	29,634	29,648
Solutions services expense	8,619	5,518	26,314	18,831
Offender management software	-	3,456	-	3,456
Telecommunications services expenses	1,307	755	5,421	2,692
Cost of equipment sold and other	18	189	367	364
Total cost of service	76,815	72,845	229,032	229,114
Selling, general and administrative	12,364	17,342	38,779	45,628
Restructuring costs	-	-	-	614
Depreciation and amortization	7,609	9,904	21,307	27,495
Total operating costs and expenses	96,788	100,091	289,118	302,851
Operating income (loss)	1,297	(5,489)	9,335	(5,853)
Interest and other expenses, net	6,892	7,744	20,742	22,531
Loss before income taxes	(5,595)	(13,233)	(11,407)	(28,384)
Income tax expense	392	(46)	1,020	848
Net loss	$(5,987)	$(13,187)	$(12,427)	$(29,232)

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months ended September 30, 2006 and 2007

(Dollars in thousands)

	September 30,	September 30,
	2006	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,427)	$(29,232)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,307	27,495
Amortization of fair value of contracts acquired	-	861
Deferred income taxes	873	(1,052)
Non-cash interest expense	6,616	8,214
Equity (income) loss from unconsolidated affiliate	(348)	102
Stock-based compensation	83	51
Amortization of deferred financing costs and debt discounts	1,143	1,540
Changes in operating assets and liabilities:
Restricted cash	(47)	(57)
Accounts receivable	583	15,748
Prepaid expenses and other current assets	446	245
Intangible and other assets	(705)	569
Accounts payable	(5,643)	(7,291)
Accrued liabilities and other liabilities	(4,572)	(5,384)
Net cash provided by operating activities	$7,309	$11,809

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment including costs of intangibles	$(19,282)	(16,948)
Cash consideration paid for acquired business	-	(43,689)
Proceeds from sale of unconsolidated affiliate	-	985
Property insurance proceeds	-	88
Net cash used in investing activities	$(19,282)	$(59,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of second-priority senior secured notes	$-	$39,060
Advances on revolving credit facility, net	7,250	10,894
Cash overdraft	2,593	562
Debt issuance costs	-	(5,009)
Advance from related party	-	5,000
Payments on other debt	(80)	-
Net cash provided by financing activities	$9,763	$50,507

Effect of exchange rates on cash and cash equivalents	$-	$(1,222)

Increase (decrease) in cash and cash equivalents	$(2,210)	$1,530
Cash and cash equivalents at the beginning of the period	2,630	558
Cash and cash equivalents at the end of the period	$420	$2,088

SUPPLEMENTAL DISCLOSURES:
Cash paid during period for:
Interest	$17,347	$18,337
Income taxes	$131	$236
Non-cash consent fee	$-	$400

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Significant Accounting Policies and Practices

Description of Business and Organization

Securus Technologies, Inc. (“Securus”) and subsidiaries (“we” or the “Company”) provide inmate communications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities in 47 states, the District of Columbia, and two Canadian provinces. Securus was incorporated in Delaware on January 12, 2004. On March 3, 2004, Securus acquired all of the outstanding equity interests of T-Netix, Inc. (“T-Netix”) and on September 9, 2004, we acquired all of the outstanding equity interests of Evercom Holdings, Inc. (“Evercom”). On June 29, 2007, we acquired Syscon Holdings, Ltd, and certain of its affiliates (“Syscon”), which provides offender management software to more than 250 correctional facilities and probation offices in the United States, Canada, the United Kingdom and Australia. Syscon is included in the results of operations beginning on June 29, 2007.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 and 2007 have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of Securus.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  Interim results are not necessarily indicative of the results that may be expected for the year.  The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2006 of the Company as filed in the Company’s Annual Report on Form 10-K and the consolidated financial statements and accompanying notes of Syscon for the periods ended March 31, 2007, filed on June 22, 2007 as an Exhibit to Form 8-K.

Accounting Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period.  Significant items subject to such estimates include the valuation allowances for receivables, revenue recognition under the percentage of completion accounting method and prescribed methods unique to software contracts, the carrying amount for property and equipment, goodwill, intangible and other assets, and deferred income taxes.  Actual results could differ from those estimates.

On January 1, 2007, the Company reduced its estimate of the useful life of certain telecommunications equipment to reflect the installation, over the next several years, of our new packet-based architecture. This change in the depreciation period increased net loss by $1.4 million for the first nine months of 2007, and will increase net loss by approximately $1.9 million for the year ending December 31, 2007.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, T-Netix, Inc., Evercom Holdings, Inc., and Syscon. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

The Company adopted EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”, in the first quarter of 2007. The scope of this issue includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of revenues on either a gross or a net basis is an accounting policy decision that should be disclosed under Accounting Principals Board (APB) Opinion No. 22. The Company’s policy is to report revenues using a net presentation.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The Company adopted the provisions of FIN No. 48 on January 1, 2007.  The adoption of these provisions did not have any impact on the financial condition or results of operations of the Company.

The Company recognized no adjustment in the liability for unrecognized tax benefits upon the adoption of FIN 48. As of the date of adoption, the Company’s unrecognized tax benefits totaled $0.1 million, including interest and penalties of $0. The amount of unrecognized tax benefits that would impact the effective rate, if recognized, would be $0.1 million. The amount of the unrecognized tax benefits that would impact goodwill, if recognized, would be $0.6 million. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company or one of its subsidiaries file income tax returns in the US federal jurisdiction, Canada, the United Kingdom, Australia and various states. The Company has open tax years for the U.S. federal return from 1996 forward with respect to its net operating loss (“NOL”) carryforwards, where the IRS may not raise tax for these years, but can reduce NOLs. Otherwise, with few exceptions, the Company is no longer subject to federal, foreign, state, or local income tax examinations for years prior to 2003.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the quarter ended and year to date September, 2007, the Company recognized $0.09 million in potential interest and penalties with respect to unrecognized tax benefits.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has the option of adopting SFAS No. 159 on January 1, 2008. The Company has not completed its evaluation of the effect SFAS No. 159 would have on the Company if adopted.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that certain items such as foreign currency translation adjustments and unrealized gains and losses on certain derivative instruments classified as a hedge be presented as separate components of shareholders’ equity.  Total comprehensive loss for the three months ended September 30, 2006 and 2007 was $6.0 million and $11.5 million, respectively.  Total comprehensive loss for the nine months ended September 30, 2006 and 2007 was $12.4 million and $27.5 million, respectively. For the three and nine months ending September 30, 2007, comprehensive loss includes foreign currency translation adjustment of $1.7 million.

Note 2 – Acquisition & Disposition

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

Syscon is an enterprise software development company for the correctional facility industry. Syscon’s core product is a sophisticated and comprehensive software system utilized by correctional facilities and law enforcement agencies for complete offender management. Syscon’s system provides correctional facilities with the ability to manage and monitor inmate parole and probation activity and development at a sophisticated level. Syscon’s customers operate more than 250 correctional facilities and probation offices maintaining records for over 300,000 offenders in the United States, Canada, the United Kingdom and Australia. Syscon is the largest offender management software provider to Electronic Data Systems, Inc. for the U.K.’s National Offender Management System for Her Majesty’s Prison Service.

The acquisition has been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price has been allocated to the assets acquired and liabilities assumed of Syscon based on their respective fair values. A preliminary allocation of the purchase costs has been made for major categories of assets and liabilities in the consolidated balance sheet based on estimates of fair values reflecting valuations prepared by third-party appraisers. The value of intangible assets was determined using a discounted net cash flow approach. The fair value of the Class A common stock we issued to Syscon’s previous shareholder was estimated using the option-pricing method, whereby the fair value of stock is modeled as a series of call options, representing the present value of the expected future returns to shareholders. Under this method, each class of stock is modeled with a distinct claim on the shareholders' equity value of the Company, creating three call options with various liquidation preference values that represent significant milestones for the Company's shareholders. The value of these three call options are then calculated utilizing the Black-Scholes option pricing model. Any final adjustments to the purchase price or the estimated fair values of the assets purchased will change the allocations of purchase price and could result in changes to the unaudited pro forma and actual consolidated financial statements, and the changes could be material.

The total purchase price for Syscon was $45.1 million, as shown below, and has been preliminarily allocated as follows (in thousands):

Purchase Price Calculation:
Cash payment for tendered shares	$41,000
Costs incurred related to the acquisition	2,689
Value of common stock	1,414
$45,103
Allocation of Purchase Price:
Accounts receivable, net	$5,981
Prepaid expenses and other assets	1,606
Property, plant and equipment	886
Goodwill	27,058
Intangibles	25,728
Accounts payable	(511)
Accrued expenses	(2,398)
Deferred revenue	(6,516)
Net deferred tax liability	(6,731)
Total Allocation	$45,103

The following unaudited pro forma combined amounts give effect to the acquisition of Syscon as if the acquisition had occurred on January 1, 2006. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period or of results which may occur in the future.

(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007
Total revenue	$104,439	$94,602	$316,073	$308,688
Net loss	$(6,862)	$(13,187)	$(18,297)	$(33,030)

On August 9, 2007, Accudata, Inc. purchased our 50% interest in its preferred stock for $1.0 million. In connection with the sale of its stock, Securus agreed to continue to conduct business with Accudata, Inc. for at least thirty-six months. Minimum monthly payments for validation services will be $85,000 for the first twelve months, $56,667 for the second twelve months, and $28,333 for the third twelve months.

Note 3 – Balance Sheet Components

Accounts receivable, net, consist of the following (in thousands):

	December 31,	September 30,
	2006	2007
		(Unaudited)
Accounts receivable, net:
Trade accounts receivable	$75,045	$65,181
Advance commissions receivable	3,306	2,594
Other receivables	868	1,954
	79,219	69,729
Less: Allowance for doubtful accounts	(15,045)	(14,554)
	$64,174	$55,175

At December 31, 2006 and September 30, 2007, the Company had advanced commissions to certain facilities totaling $3.3 million and $2.6 million, respectively, which are recoverable from such facilities as a reduction of earned commissions for specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year.

Direct call provisioning bad debt expense for the three and nine months ended September 30, 2006 was $9.6 million, or 11.4%, and $29.6 million, or 11.8%, respectively, of direct call provisioning revenue of $84.1 million and $251.7 million, respectively. Direct call provisioning bad debt expense for the three and nine months ended September 30, 2007 was $8.2 million, or 10.3%, and $29.6 million, or 11.5%, respectively, of direct call provisioning revenue of $79.5 million and $257.6 million, respectively.

Property and equipment, net, consists of the following (in thousands):

	December 31,	September 30,
	2006	2007
		(Unaudited)
Property and equipment, net:
Telecommunications equipment	$47,420	$54,684
Leasehold improvements	3,400	3,585
Construction in progress	6,727	4,931
Office equipment	13,842	16,095
	71,389	79,295
Less: Accumulated depreciation and amortization	(24,960)	(37,174)
	$46,429	$42,121

Intangibles and other assets, net, consist of the following (in thousands):

	December 31, 2006
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$19,115	$(4,574)	$14,541	10.2
Deferred financing costs	9,022	(2,054)	6,968	7.3
Capitalized software development costs	18,633	(6,975)	11,658	4.3
Acquired contract rights	83,637	(20,773)	62,864	10.5
Deposits and long-term prepayments	1,755	-	1,755
Other	1,087	-	1,087
	$133,249	$(34,376)	$98,873

	September 30, 2007 (Unaudited)
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$25,422	$(6,290)	$19,132	10.2
Deferred financing costs	14,031	(3,084)	10,947	6.1
Capitalized software development costs	31,282	(10,417)	20,865	5.9
Acquired contract rights	98,521	(29,427)	69,094	9.4
Non-compete and employment agreements	1,893	(117)	1,776	4.6
Deposits and long-term prepayments	2,071	-	2,071
	$173,220	$(49,335)	$123,885

At December 31, 2006 and September 30, 2007, the carrying value assigned to patents and trademarks that were not subject to amortization was $3.0 million.

Amortization expense for the three and nine months ended September 30, 2006 was $4.1 million (of which $0.3 million was included in interest expense) and $12.1 million (of which $0.7 million was included in interest expense), respectively. Amortization expense for the three and nine months ended September 30, 2007 was $6.8 million (of which $0.5 million was included in interest expense and $0.9 was amortized against revenue) and $16.0 million (of which $1.0 million was included in interest expense and $0.9 was amortized against revenue), respectively. Estimated amortization expense related to intangibles, excluding deferred financing costs, the fair value of acquired Syscon in-process operating contracts and other assets, at September 30, 2007 and for each of the next five years through September 30, 2012 and thereafter is summarized as follows (in thousands):

Period Ended September 30 (Unaudited)
2008	$18,344
2009	16,740
2010	14,460
2011	12,780
2012	8,571
Thereafter	33,013
$103,908

The fair value of Syscon’s in-process operating contracts and customer agreement acquired of $5.1 million will be amortized against revenue over the remaining life of the contracts using the percentage of completion method of accounting in accordance with EITF 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree”, which is estimated to be over the next 18 months. As of September 30, 2007, $0.9 million was amortized. The fair value represents the remaining amount to be billed under the acquired contractual obligations reduced by the estimated direct and indirect costs to complete and an allowance for the normal profit margin related to the activities to be performed.

Accrued liabilities consist of the following (in thousands):

	December 31,	September 30,
	2006	2007
		(Unaudited)
Accrued expenses	$26,395	$26,773
Accrued compensation	6,066	6,389
Accrued exit costs	111	358
Accrued taxes	1,026	711
Accrued interest and other	5,797	2,028
	$39,395	$36,259

Restructuring charges of $0.6 million were incurred during the second quarter of 2007 related to the consolidation of our internal customer care function into the Dallas office, comprised of $0.2 million of severance expense and $0.4 million of facility exit costs for our Selma, Alabama location. All of the severance expenses were paid during the second quarter of 2007.

Note 4 – Goodwill

	Direct	Offender
	Call	Management
	Provisioning	Software	Total
Balance at December 31, 2006	$37,936	$-	$37,936
Allocation of goodwill from Syscon acquisition	-	27,058	27,058
Foreign currency translation		1,791	1,791
Balance at September 30, 2007	$37,936	$28,849	$66,785

 Note 5 – Debt

Debt consists of the following (in thousands):

	December 31,	September 30,
	2006	2007
		(Unaudited)
Revolving credit facility	$3,225	$14,119
Second-priority senior notes	154,000	194,000
Senior subordinated notes	58,756	66,970
Total debt	215,981	275,089
Less unamortized discount on Second-priority Senior Secured Notes and senior subordinated notes	(5,339)	(5,768)
	$210,642	$269,321

Revolving Credit Facility.  We have a revolving credit facility (the “Revolver”) with a syndicate of banks and other lending institutions with a borrowing base limitation equal to 80% of “eligible receivables” and 50% of inventory, as defined in the credit agreement.  The Revolver provides for financing on a revolving basis of up to $30.0 million and a $22.5 million letter of credit facility that expires on September 9, 2009.  To the extent that letters of credit outstanding are greater than $10.0 million, the incremental letters of credit outstanding over $10.0 million reduces our availability.  Our maximum permitted annual capital expenditures are $30.0 million and $22.0 million for the years ended December 31, 2006 and 2007, respectively. Amounts unused under the Revolver are subject to a fee, due quarterly, based on a per annum rate of 0.375%.  Advances bear simple interest at an annual rate at our option equal to one of the following, (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2.0%. Interest is payable following the end of each calendar quarter. Advances received on the Revolver bore interest at our option using the prime rate, which was 8.25% at December 31, 2006 and 7.75% on September 30, 2007, as well as an advance of $10.0 million based on the Eurodollar Rate. We draw from the available credit on the Revolver to cover normal business cash requirements.  As of December 31, 2006 and September 30, 2007, we had $26.8 million and $15.9 million, respectively, of borrowing availability under the Revolver.

Second-priority Senior Secured Notes.  On September 9, 2004, we issued $154.0 million of 11% Second-priority Senior Secured Notes. These notes were issued at a discount of $3.6 million, or 97.651% of face value, and the proceeds were used to finance the acquisition of Evercom and to repay then outstanding long-term debt obligations. On June 29, 2007, we issued $40 million aggregate principal amount of our 11% Second-priority Senior Secured Notes due 2011 under an Indenture dated September 9, 2004, as amended on June 27, 2007, in a private offering (“the 2007 Notes”). The 2007 Notes were issued at a discount of $0.9 million, or 97.651% of face value, and the proceeds were used to finance the acquisition of Syscon. In connection with our issuance of the 2007 Notes, we entered into a registration rights agreement with the initial purchaser pursuant to which we were required to register with the Securities and Exchange Commission (the “SEC”) up to $40.0 million aggregate principal amount of new 11% Second-priority Senior Secured Notes due 2011 and offer to exchange such notes for our outstanding 2007 Notes. On September 17, 2007, we exchanged all of the 2007 Notes for new 11% Second-priority Secured Notes due 2011.

All $194.0 million of principal is due September 9, 2011. To the extent the Company generates excess cash flow (as defined in the indenture) in any calendar year, we are required by the Second-priority Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 104% of face value.  No excess cash flow payment was due for the year ended December 31, 2006 because no excess cash flow was generated.  Interest is payable semiannually on March 1 and September 1. The effective interest rate is 11.5% on the Second-priority Senior Secured Notes.

Senior Subordinated Notes.  On September 9, 2004, we issued $40.0 million of Senior Subordinated Notes, unsecured and subordinate to the Revolving Credit Facility and the Senior Notes, that bear interest at an annual rate of 17%.  Interest is payable at the end of each calendar quarter, or, as restricted by the Company’s Revolving Credit Facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated notes.  All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013.  In connection with the issuance of the Senior Subordinated Notes, we issued warrants to acquire 51,011 shares of our common stock at an exercise price of $0.01 per share to the Senior Subordinated Note holders.  As a result, we discounted the face value of the Senior Subordinated Notes by $2.9 million, representing the estimated fair value of the warrants at the time of issuance.  Proceeds obtained from the issuance of the Senior Subordinated Notes were used to finance the acquisition of Evercom, repay outstanding long-term debt obligations, and for general operating purposes.   During the nine months ended September 30, 2007, $8.2 million of paid-in-kind interest was added to the principal balance of the Notes.  The effective interest rate is 18.8% on the Senior Subordinated Notes.  In order to enter into additional financing to complete the Syscon acquisition, the Company incurred a non-cash consent fee of $0.4 million payable to the Senior Subordinated Noteholders.  This fee was added to the principal balance of the Senior Subordinated Notes.

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

As of September 30, 2007, we were not in compliance with certain financial covenants required by our revolving credit facility. Specifically, we were not in compliance with the Interest Coverage Ratio which requires us to maintain a ratio of EBITDA (as defined) to Cash Interest (as defined) above 1.75. This ratio is required to be calculated on a pro forma basis for the impact of acquisitions, such as our acquisition of Syscon in June 2007. The revolver facility lenders amended the credit agreement which effectively waived this non-compliance for the period ended September 30, 2007.

Additionally, as of September 30, 2007, we did not maintain a Credit Facility Coverage Ratio above 1.75 as required by the indenture governing our Second-priority Senior Secured Notes. This financial covenant is calculated by dividing Credit Facility Cash Flow (as defined) by Credit Facility Interest Expense (as defined) and is calculated on a pro forma basis for the impact of acquisitions, such as our acquisition of Syscon in June 2007. The non-compliance with this covenant did not result in a default under the indenture as the indenture requires two consecutive quarters of non-compliance with the Credit Facility Coverage Ratio for a default to exist.

In order to avoid future potential defaults, the Company’s Board of Directors intends to review all options, including asking existing Class A common shareholders to contribute additional equity. Under the indenture governing our Second-priority Senior Secured Notes, equity contributions are added to our EBITDA, and thus to Credit Facility Cash Flow, for purposes of calculating our financial covenants. The Company’s majority shareholder, HIG Capital, has committed to invest up to $10 million of junior capital in the Company. The amount of equity needed by the Company will be determined as the Company finalizes results for the year ending December 31, 2007 and its forecast for 2008. To the extent there is non-compliance, which is probable, as of December 31, 2007 or forecasted non-compliance in 2008, the Company plans to ask its shareholders for sufficient equity to be contributed to remedy such non-compliance. This remedy would be automatic under the indenture governing the Second-priority Senior Secured Notes as the definition of the Credit Facility Coverage Ratio allows contributed junior capital to be included in the ratio calculation. The revolving credit facility lenders have amended the revolving credit facility to similarly allow contributed junior capital to be included in both the Minimum EBITDA and Interest Coverage Ratio covenant calculations.  Should the plan not be executed, or be insufficient to cure any future non-compliance, the Company’s lenders could choose to enforce their default rights and demand repayment of all outstanding obligations. The Company expects to be in full compliance with its credit facilities at December 31, 2007 and throughout 2008 and to be able to meet all of its obligations. The Board also may consider other options in addition to the equity resource plan.

In the event that cash in excess of the amounts generated from on-going business operations and available under our credit facilities or through equity contributions from shareholders is required to fund our operations, we may be required to reduce or eliminate discretionary selling, general and administrative costs, and sell or close certain of our operations. In addition to its revolving credit facility, the Company also executed a $5.0 million unsecured demand note with a financial institution on August 17, 2007.

An affiliate of H.I.G. T-Netix, Inc., our majority stockholder, agreed to guarantee this $5.0 million unsecured financing and to make available up to an additional $2.5 million of financing to the Company. In connection with H.I.G. T-Netix’s guarantee, the Company is required to issue warrants to purchase up to 14,542 shares of its Class A common stock. The guarantee and the $2.5 million commitment will be reduced dollar for dollar in the event that H.I.G. invests additional capital under its new $10 million commitment. The Company had no outstanding borrowings under these facilities as of November 14, 2007.

Note 6 – Segment Information

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, establishes standards for reporting operating segments in annual financial statements. SFAS No. 131 also establishes standards for disclosures about products and services, geographic areas and major customers.

Historically, our management has chosen to organize the enterprise around differences in products and services. We have had four reportable segments: Direct Call Provisioning, Solutions Services, Telecommunications Services, and Equipment Sales. Our acquisition of Syscon provides the Company with a comprehensive Offender Management Software solutions segment. Through these segments, we provide inmate telecommunication products and services for correctional facilities, including security enhanced call processing, call validation and billing services for inmate calling, and software solutions to manage and monitor inmate, parole and probation activity. Depending upon the contractual relationship at the site and the type of customer, we provide these products and services through service agreements with other telecommunications service providers, including, Global Tel*Link, AT&T (formerly SBC), Embarq and FSH Communications (i.e., Telecommunication Services segment and Solutions Services segment) and through direct contracts between the Company and correctional facilities (i.e., Direct Call Provisioning segment). In addition, we sold systems to certain telecommunication providers (i.e., Equipment Sales segment).

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

Segment information for the nine months ended September 30, 2006 (unaudited) is as follows (in thousands):

	Direct			Equipment
	Call	Solutions	Telecommunications	Sales	Corporate
	Provisioning	Services	Services	& Other	& Other	Total
Revenue from external customers	$251,721	$35,161	$11,077	$494	$-	$298,453
Segment gross margin	$54,791	$8,847	$5,656	$127	$-	$69,421
Depreciation and amortization	19,789	987	428	-	103	21,307
Other operating costs and expenses	5,856	337	-	-	32,586	38,779
Operating income (loss)	$29,146	$7,523	$5,228	$127	$(32,689)	9,335
Interest and other expenses, net						20,742
Segment loss before income taxes						(11,407)
Capital expenditures	$19,174	$-	$-	$-	$108	$19,282
September 30, 2006:
Total assets	$213,270	$23,523	$1,499	$-	$23,520	$261,812
Goodwill	$37,936	$-	$-	$-	$-	$37,936

 Segment information for the nine months ended September 30, 2007 (unaudited) is as follows (in thousands):

	Direct			Offender	Equipment
	Call	Solutions	Telecommunications	Management	Sales	Corporate
	Provisioning	Services	Services	Software	& Other	& Other	Total
Revenue from external customers	$257,633	$28,042	$6,063	$4,798	$462	$-	$296,998
Segment gross margin	$53,862	$9,211	$3,371	$1,342	$98	$-	$67,884
Depreciation and amortization	24,235	669	1,575	923	-	93	27,495
Other operating costs and expenses	6,397	255	-	1,291	-	38,299	46,242
Operating income (loss)	$23,230	$8,287	$1,796	$(872)	$98	$(38,392)	(5,853)
Interest and other expenses, net							22,531
Segment loss before income taxes							(28,384)
Capital expenditures	$16,827	$-	$-	$16	$-	$105	$16,948
September 30, 2007:
Total assets	$200,344	$14,141	$555	$63,133	$-	$24,358	$302,531
Goodwill	$37,936	$-	$-	$28,849	$-	$-	$66,785

Segment information for the three months ended September 30, 2006 (unaudited) is as follows (in thousands):

	Direct			Equipment
	Call	Solutions	Telecommunications	Sales	Corporate
	Provisioning	Services	Services	& Other	& Other	Total
Revenue from external customers	$84,094	$11,183	$2,744	$64	$-	$98,085
Segment gross margin	$17,223	$2,564	$1,437	$46	$-	$21,270
Depreciation and amortization	7,083	348	143	-	35	7,609
Other operating costs and expenses	1,803	113	-	-	10,448	12,364
Operating income (loss)	$8,337	$2,103	$1,294	$46	$(10,483)	1,297
Interest and other expenses, net						6,892
Segment loss before income taxes						(5,595)
Capital expenditures	$6,174	$-	$-	$-	$23	$6,197

Segment information for the three months ended September 30, 2007 (unaudited) is as follows (in thousands):

	Direct			Offender	Equipment
	Call	Solutions	Telecommunications	Management	Sales	Corporate
	Provisioning	Services	Services	Software	& Other	& Other	Total
Revenue from external customers	$79,462	$8,422	$1,698	$4,798	$222	$-	$94,602
Segment gross margin	$16,535	$2,904	$943	$1,342	$33	$-	$21,757
Depreciation and amortization	8,051	107	792	923	-	31	9,904
Other operating costs and expenses	2,206	69	-	1,291	-	13,776	17,342
Operating income (loss)	$6,278	$2,728	$151	$(872)	$33	$(13,807)	(5,489)
Interest and other expenses, net							7,744
Segment loss before income taxes							(13,233)
Capital expenditures	$5,278	$-	$-	$16	$-	$66	$5,360

Note 7 – Stockholders’ Equity

Common Stock

Our authorized common stock consists of 925,000 shares of Class A common stock and 75,000 shares of Class B common stock. At September 30, 2007, 589,463.65 shares of Class A common stock and 72,084.32 shares of the Class B common stock were outstanding. Shares of Class B common stock are subject to vesting as described below. Other than provisions related to vesting, holders of the shares of Class A common stock and Class B common stock have identical rights and privileges except that the holders of Class A common stock have a $57 per share liquidation preference. On June 29, 2007, 45,604 shares of our Class A common stock were issued in connection with the acquisition of Syscon (see Note 2-Acquisition). Our credit facilities restrict our ability to pay dividends to holders of common stock.

Warrants

We issued warrants to purchase 51,011 shares of common stock to holders of the Senior Subordinated Notes in connection with the financing of the acquisition of Evercom on September 9, 2004. The warrant exercise price is $0.01 per share, and the warrants expire on September 9, 2014. As a result, we discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance.

In connection with H.I.G. T-Netix’s guarantee of up to $5 million of unsecured indebtedness, we will issue warrants to H.I.G. T-Netix to purchase 14,542 shares of its Class A common stock. The warrants will have an exercise price of $.01 per share.

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

As of September 30, 2007, 72,084.32 shares of Class B common stock were issued under the 2004 Restricted Stock Purchase Plan, of which 6,433.56 shares were issued during the nine months ended September 30, 2007. 26,340.96 of these shares were acquired by our Chief Executive Officer (“CEO”) pursuant to a restricted stock purchase agreement. These shares are subject to forfeiture pursuant to the terms of the 2004 Restricted Stock Purchase Plan and the restrictions described hereafter. With respect to 36.6% of the stock, the restriction period ends upon the sale of the Company’s stock by certain of the Company’s other stockholders. The restriction period for 31.7% of the stock ends upon the lapse of time, 6.3% each December 31 and June 30 beginning December 31, 2004. With respect to the remaining shares, the restriction period ends upon the Company attaining certain performance measures determined by the Company’s Board of Directors.

We measure compensation expense on these restricted shares commensurate with their vesting schedules. For the portion of the restricted shares that vest contingently with the occurrence of certain events, we record compensation expense when such events become probable. The incremental compensation expense on the restricted shares issued was determined based on the grant date fair value of the Class B common stock, which resulted in compensation charges of approximately $83,000 and $51,000 for the nine months ended September 30, 2006 and 2007, respectively.

Note 8 – Legal Proceedings

From time to time we have been, and expect to continue to be, subject to various legal and administrative proceedings or various claims in the normal course of business. We believe the ultimate disposition of these matters will not have a material affect on our financial condition, liquidity, or results of operations.

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

In May 2005, TIP Systems, LLC and TIP Systems Holdings Co., Inc. (“TIPS”) filed suit in the United States District Court for the Southern District of Texas (Houston Division) against numerous defendants including us. In TIP Systems, we, along with other inmate telecommunications providers, were alleged to have infringed on patents concerning “cord-free” or “hands-free” inmate phone technology. This lawsuit against us was dismissed on March 1, 2007, when our motion for summary judgment was granted on the issue of non-infringement. TIPS has appealed to the U.S. Court of Appeals. Additionally, the TIPS entities have filed a lawsuit in the Southern District of Texas against us which alleges substantially similar allegations concerning patent infringement claims for “cord-free” or “hands-free” inmate phone technology. We have denied any wrongdoing and will vigorously defend each and every allegation in the case. We cannot evaluate the likelihood of any outcome or make a reasonable estimate of range of potential loss at this time.

In October 2003, Value-Added Communications, Inc. (“VAC”) filed suit in the District Court of Dallas County, Texas against T-NETIX for alleged breach of a Patent License Agreement between VAC and T-NETIX. VAC filed the lawsuit seeking, among other things, an interpretation of certain provisions of the agreement, revival of the agreement, a license to any of T-NETIX’s improvements to the originally licensed technology, and an award of its attorneys’ fees. T-NETIX filed counter-claims against VAC for, among other things, VAC’s failure to assign certain improvements in technology that VAC has developed since 1996. On March 6, 2007, the Dallas District Court presiding over the lawsuit signed an interlocutory summary judgment order in T-NETIX’s favor finding, among other things, that VAC is not entitled to any of T-NETIX’s technology other than the originally licensed patents and that VAC is required to automatically assign any improvements or additions it makes to the original technology to T-NETIX, with VAC maintaining the right to continue using improvements or additions it makes. The Court also found that neither party is entitled to an award of attorneys’ fees from the other for claims relating to the issues resolved in the March 6, 2007 order. T-NETIX will continue to proceed against VAC on its affirmative claims for VAC’s failure to assign its improvements and additions and will continue to vigorously defend against VAC’s claim for attorneys’ fees and VAC’s efforts to reinstate the Agreement on grounds unrelated to the March 6, 2007 order. Trial is tentatively set for February 2008, but will likely be postponed due to a new judge being assigned to the matter. We cannot evaluate the likelihood of any outcome or make a reasonable estimate of range of potential loss at this time.

In April 2005, we filed suit in the United States District Court for the Northern District of Texas (Dallas Division) against VAC for patent infringement. VAC filed an answer and a counterclaim in this matter. VAC seeks declaratory judgments as to non-infringement and invalidity. Discovery is on-going at this time. Trial in this matter is set for March 2008. We cannot evaluate the likelihood of any outcome at this time.

In November 2005, we filed suit in the District Court of Dallas County, Texas, against AGM Telecom Corporation and former employees of our various affiliates, and related individuals, including David McEvilly, George McNitt, Thomas Miller, Steven Capitano, Brian Dietert, Christopher McNitt, Robert G. Sargeant, James F. Winstead, Pablo Xiques, Henry Chang, and Mie Mie Change, alleging, among other things, breach of contract and misappropriation of trade secrets. In the lawsuit, various defendants have counterclaimed for alleged violations of the Texas Business & Commerce Code, disparagement, defamation, and tortious interference. Some defendants moved to stay the case and have requested the court compel arbitration of the matter, and some defendants filed special appearances objecting to the court’s jurisdiction. The court has granted some of the defendants’ motion to compel arbitration and to stay the case as to them. We have denied any wrongdoing with respect to the alleged counterclaims and will vigorously defend each and every counterclaim asserted by the defendants. We cannot evaluate the likelihood of any outcome at this time.

In October 2006, we filed suit in the U.S. Federal District Court for the Eastern District of Texas against Global Tel*Link Corporation; AGM Telecom Corporation; Inmate Calling Solutions, Inc.; and FSH Communications, LLC for patent infringement of several patents related to the inmate correctional services and telecommunications industry by each such defendant. This case is in its early stages and we cannot predict the outcome at this time.

In May 2007, Global-Tel Link Corporation (“GTL”) and Verizon Business (“Verizon”) filed formal protest petitions against the Florida Department of Corrections (“FDOC”) (the “Protests”). The Protests challenge FDOC’s intended award to us of a five-year initial term contract for provision of Statewide Inmate Telephone Services. More specifically, the Protests seek entry of recommended and final orders either (1) awarding the contract to the protestor or (2) rejecting all proposals. The Protests were before the Florida Division of Administrative Hearings (“DOAH”). On September 20, 2007, the DOAH denied GTL and Verizon’s joint motion to stay. In addition, the Appellate Court has denied GTL and Verizon's emergency motion for stay pending appeal, filed September 12, 2007. As a result of the foregoing rulings, the FDOC Contract was executed on September 25, 2007.

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

Note 9 – Guarantees

FASB Staff Position (“FSP”) No. 45-3 amends Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require a guarantor to recognize a liability for the estimated fair value of guarantee obligations entered into after January 1, 2006 and disclosure of the maximum amount that could be paid under the guarantee obligation. In February 2006, we entered into an agreement with a telecommunications vendor, primarily for local and long distance services, whereby we guarantee a minimum purchase commitment over a two to three year period. Management has reviewed the agreements and believes the fair value of the guarantee to be zero. The maximum amount to be paid under this guarantee totaled $15.0 million at September 30, 2007.

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

Overview

We are one of the largest independent providers of inmate communications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities such as juvenile detention centers, private jails and halfway houses in the United States and Canada. As of September 30, 2007, we provided service to approximately 2,800 correctional facilities.

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

On June 29, 2007, we acquired all of the outstanding capital stock of Syscon Holdings Ltd., a British Columbia company and certain of its affiliates (“Syscon”). Syscon is an enterprise software development company for the correctional facility industry. Syscon’s core product is a sophisticated and comprehensive software system utilized by correctional facilities and law enforcement agencies for complete offender management. Syscon’s system provides correctional facilities with the ability to manage and monitor inmate parole and probation activity and development at a sophisticated level. Syscon’s customers operate more than 250 correctional facilities and probation offices maintaining records for over 300,000 offenders in the United States, Canada, the United Kingdom and Australia. Syscon is the largest offender management software provider to Electronic Data Systems for the U.K.’s National Offender Management System for Her Majesty’s Prison Service.

Revenues

We derived approximately 84% and 87% of our revenues for the nine months ended September 30, 2006 and 2007, respectively, from our direct operation of inmate telecommunication systems and the provision of related services located in correctional facilities within 47 states and the District of Columbia. We enter into multi-year agreements under direct, or “prime” contracts with the correctional facilities, pursuant to which we serve as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, we pay a commission to the correctional facility based upon inmate telephone use. Our commission rates averaged approximately 44% of direct call provisioning revenues for the year ended December 31, 2006, and averaged 44% and 45% for the nine months ended September 30, 2006 and 2007, respectively. We install and generally retain ownership of the telephones and the associated equipment and provide additional services tailored to the specialized needs of the corrections industry and to the requirements of each individual correctional facility, such as call activity recording and call blocking. In our direct call provisioning business, we earn the full retail value of the call and pay corresponding line charges and commissions. As a result, our direct call provisioning business gross profit dollars are higher, but our gross profit margin is lower, than in our services business.

We also offer our solutions services, as described below, and the sale of equipment to RBOCs, LECs, IXCs and independent telecommunications companies as customers, to support their telecommunication contracts with correctional facilities. We derived approximately 12% and 9% of our revenues for the nine months ended September 30, 2006 and 2007, respectively, from our solutions business. The solutions business consists of providing validation, uncollectible account management and billing services. In this business, accounts receivable generated from calls placed by inmates in correctional facilities are typically purchased from the third party inmate telecommunication providers and we accept responsibility for call validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC, LEC, IXC or independent customer. However, all purchased receivables must be processed and validated through our risk management system prior to allowing the call to be completed and also must be billed through our proprietary billing systems. Revenues from our solutions services equal the difference between the face value of the receivables purchased and the amount we pay the RBOC, LEC, IXC or independent customers for the discounted accounts receivable. Because revenues associated with our solutions business represent only a percentage of the face value of the receivables purchased, the associated billing and collection fees and uncollectible account expense represent a much higher percentage of revenues as compared to our direct call provisioning business. In the solutions business, we do not bear any of the costs of facility commissions, equipment, line charges or direct sales charges, but bear the risk of unbillable and uncollectible accounts receivable.

We derived approximately 4% and 2% of our revenues for the nine months ended September 30, 2006 and 2007, respectively, by providing telecommunication services to RBOCs, LECs, IXCs, and independent telecommunications companies, our service partners, typically through subcontracts in connection with the RBOCs’, LECs’ or IXCs’ separate contracts with larger correctional institutions. In such instances, we provide equipment, security enhanced call processing, call validation, and service and support though the telecommunications provider, rather than directly to the facility. Although our revenues for services to telecommunications service providers are lower than in our direct call provisioning business, where we provide the service to the facility directly and receive the retail value of the call, we do not incur all the additional capital costs related to these larger contracts that can require up-front or guaranteed commission payments. Our gross margin percentage for providing telecommunications services is higher than the margin for our direct call provisioning business because we do not incur commissions, transport costs or risk of collection.

We derived approximately 1.6% our revenues for the nine months ended September 30, 2007 from our offender management software business since the acquisition of Syscon. Offender management systems are platforms that allow facilities managers and law enforcement personnel to analyze data to reduce costs, prevent and solve crimes and facilitate rehabilitation through a single user interface. We believe that Syscon has the most functionally complete offender management system available on the market. Our offender management software business will complement the direct call provisioning business and the two segments have comparable margins.

We also sell equipment, typically consisting of our inmate calling system, to a limited number of telecommunication services providers.

In our direct call provisioning business and solutions services, we accumulate call activity data from our various installations and bill our revenues related to this call activity primarily through direct billing agreements with LEC billing agents, or in some cases through billing aggregators. We also receive payment on a prepaid basis for a significant portion of our services and record deferred revenue until the prepaid balances are used. For the nine months ended September 30, 2007, one-third of our direct call provisioning revenues were collected on a prepaid basis. In each case, we recognize revenue when the calls are completed and accrue the related telecommunication costs for validating, transmitting, billing and collection, bad debt, and line and long-distance charges, along with commissions payable to the facilities. In our telecommunications services business, our service partner bills the called party and we either share the revenues with our service partner or receive a prescribed fee for each call completed. We also charge fees for additional services such as customer support and advanced validation.

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

Cost of service associated with our offender management software business primarily includes salaries and related costs of employees and contractors who provide technological services to develop, customize or enhance the software for our clients.

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

Industry Trends

We provide our products and services to telecommunications and solutions service providers such as Global Tel*Link, Public Communications Services (PCS), AT&T/SBC and Embarq, among other call providers. For the three months and nine months ended September 30, 2007, 10.7% and 11.5%, respectively, of our total revenues were generated from contracts with telecommunications and solutions service providers. The following table lists our largest telecommunications and solutions service provider contracts for the three and nine months ended September 30, 2007:

	Solutions Services		Telecommunications Services
	Three	Nine	Three	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Contract
	September 30,	September 30,	September 30,	September 30,	Expiration
	2007	2007	2007	2007	Date**
Global Tel*Link*	74%	75%	37%	36%	March 1, 2008
Embarq (formerly Sprint)	25%	23%	12%	11%	Month-to-Month
AT&T***	-%	-%	33%	30%	April 28, 2008
FSH Communications	-%	-%	15%	20%	Month-to-Month

*	AT&T sold its inmate telecommunications business to Global Tel*Link in 2005. Verizon sold its inmate telecommunications business to Public Communications Services, Inc. in 2005.

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

Since the first quarter of 2005, large industry participants such as Verizon and AT&T have been exiting the direct inmate telecommunications business. Both Verizon and AT&T subsequently sold their inmate telecommunications businesses to Securus’ competitors in 2005. As a result of this trend and the Verizon and AT&T sales, we anticipate that our revenue and profits associated with these product lines will continue to decline.

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

Results of Operations

The following table (in thousands) sets forth, for the three months and nine months ended September 30, 2006 and 2007, the results of operations of the Company.

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007
	(Unaudited)		(Unaudited)
Revenue:
Direct call provisioning	$84,094	$79,462	$251,721	$257,633
Solutions services	11,183	8,422	35,161	28,042
Telecommunications services	2,744	1,698	11,077	6,063
Offender management software	-	4,798	-	4,798
Equipment sales and other	64	222	494	462
Total revenue	$98,085	$94,602	$298,453	$296,998
Expenses:
Cost of services	$76,815	$72,845	$229,032	$229,114
Selling, general and administrative	12,364	17,342	38,779	45,628
Restructuring costs	-	-	-	614
Depreciation and amortization	7,609	9,904	21,307	27,495
Total operating costs and expenses	96,788	100,091	289,118	302,851
Operating income (loss)	$1,297	$(5,489)	$9,335	$(5,853)

	Total Variance			Total Variance
	In Dollars			In Dollars
	Between the			Between the
	Three Months			Nine Months
	Ended September 30,	%		Ended September 30,	%
	2006 and 2007	Change		2006 and 2007	Change
(Dollars in thousands)	(Unaudited)			(Unaudited)
Revenue:
Direct call provisioning	$(4,632)	(5.5	) %	$5,912	2.3%
Solutions services	(2,761)	(24.7)		(7,119)	(20.2)
Telecommunications services	(1,046)	(38.1)		(5,014)	(45.3)
Offender management software	4,798	-		4,798	-
Equipment sales and other	158	246.9		(32)	(6.5)
Total revenue	(3,483)	(3.6)		(1,455)	(0.5)
Total cost of service	(3,970)	(5.2)		82	-
Selling, general and administrative	4,978	40.3		6,849	17.7
Restructuring costs	-	-		614	-
Depreciation and amortization	2,295	30.2		6,188	29.0
Total operating costs and expenses	3,303	3.4		13,733	4.7
Operating income (loss)	$(6,786)	(523.2)		$(15,188)	(162.7)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

The corrections industry, which includes the inmate calling market, is and can be expected to remain highly competitive.  We compete directly with numerous other suppliers of inmate call processing systems and other corrections related products (including our own telecommunications and solutions service provider customers) that market their products to our same customer base.

Revenues.  Compared to the third quarter of 2006, consolidated revenues decreased $3.5 million, or 3.6%, to $94.6 million due primarily to the loss of contracts with the Pennsylvania and Alabama Department of Corrections and due to the continuing decline in our telecommunications services and solutions services segments. Our Offender management software segment became part of our consolidated results of operations after our acquisition of Syscon on June 29, 2007. The primary components of the changes in revenues are discussed below:

Direct call provisioning revenues decreased $4.6 million, or 5.5%, to $79.5 million primarily due to:

A reduction of $1.2 million due to the loss of a prime business contract with the Alabama Department of Corrections

A reduction of $3.6 million due to the transition of the State of Pennsylvania interim contract to MCI (now owned by Global Tel*Link), who was awarded the long-term contract in 2006. We began serving the State of Pennsylvania on an interim basis in late April 2006, as a result of Verizon’s desire to exit their existing contract. The interim contract generated approximately $1.2 million per month of revenue for us and expired in the second quarter of 2007.

New prime contracting business won from competitors, net of accounts not renewed, of approximately $0.9 million, substantially offset by the introduction of more restrictive credit policies designed to reduce bad debt. Because of the six to nine month lag before bad debt results from local exchange carrier billing agents are realized, the impact of more restrictive credit policies immediately impact revenue but generally do not result in bad debt savings until subsequent periods.

We were awarded the State of Florida Department of Corrections direct provisioning account in early 2007. After a delay due to an ongoing protest of the award by several competitors, we began installing this account in October and expect to be completely installed by January. We do not expect to derive incremental profit from this account in the fourth quarter of 2007 due to normal start-up costs of such a large account, but do expect to generate a minimum of approximately $3 million of revenue per quarter by the first quarter of 2008.

Solutions services revenues decreased by $2.8 million, or 24.7%, to $8.4 million. Solutions services revenues declined primarily due to terminations of service by Global Tel*Link as their underlying facility contracts expired. We expect solutions services revenues to decline by approximately $1.0 million between the third and fourth quarter of 2007 and expect continuing declines thereafter.

Telecommunications services revenues decreased by $1.0 million, or 38.1%, to $1.7 million primarily attributable to accounts that we did not retain upon contract renewal or accounts that converted to direct provisioning revenue. We have not retained a significant amount of our telecommunications services contracts upon renewal as a result of our strategy to focus on growing our direct provisioning business. The departures of AT&T and Verizon from the inmate telecommunications market and resulting sale of those businesses to our competitors contributed to the decline. We expect telecommunications services revenue to continue to decline, albeit at a somewhat more gradual rate, through the remainder of 2007 and 2008.

Offender management software revenues of $4.8 million are now part of our consolidated results of operations as a result of the acquisition of Syscon on June 29, 2007. As required by Financial Accounting Standards Board Statement No. 141, Emerging Issues Task Force 01-3, and related rules, Syscon’s balance sheet reflects fair values of assets and liabilities on the acquisition date. Consequently, we fair valued Syscon’s customer contracts and related deferred revenues, which will impact the amount of booked revenue and profit that Securus will be able to recognize prospectively. As a result, during the three months ended September 30, 2007, Syscon’s reported revenue and operating profit were $0.9 million lower than would have been reported had no acquisition occurred, representing the current period amortization of fair value of contracts acquired. The majority of Syscon’s revenues are currently associated with Syscon’s ongoing implementation of its software for Her Majesty’s Prison Service in the United Kingdom, through a sub-contracting agreement with Electronic Data Systems, Inc. We expect revenues from the U.K. project to decline in the next two quarters by $2 million to $3 million as the client has delayed the project ramp-up which they indicate is due to current fiscal year budgetary constraints. However, we expect that total revenue and profit over the life of this contract will be on target with original expectations. We are being told by the customer that the project should ramp back up in the second quarter of 2008 coincident with the beginning of their new fiscal year. We anticipate new Syscon customer contracts in the United States and Australia will partially offset the U.K. revenue decline in the next two quarters.

Equipment sales and other services revenues increased by $0.2 million from the prior year; however, we do not expect to generate significant equipment sales revenue in the future.

Cost of Service. Total cost of service decreased by $4.0 million, or 5.2%, to $72.8 million. The decrease was due primarily to decreased revenues and lower bad debt and commission expenses, offset by the expenses related to the newly acquired offender management software business. A comparison of the components of our business segment gross margins is provided below:

	For the Three Months		For the Three Months
	Ended September 30,		Ended September 30,
	2006		2007
	(Unaudited)		(Unaudited)
Direct call provisioning
Revenue	$84,094		$79,462
Cost of service	66,871	79.5%	62,927	79.2%
Segment gross margin	$17,223	20.5%	$16,535	20.8%
Solutions services
Revenue	$11,183		$8,422
Cost of service	8,619	77.1%	5,518	65.5%
Segment gross margin	$2,564	22.9%	$2,904	34.5%
Telecommunications services
Revenue	$2,744		$1,698
Cost of service	1,307	47.6%	755	44.5%
Segment gross margin	$1,437	52.4%	$943	55.5%
Offender management software
Revenue	$-		$4,798
Cost of service	-	-	3,456	72.0%
Segment gross margin	$-	-	$1,342	28.0%
Equipment sales and other
Revenue	$64		$222
Cost of service	18	28.1%	189	85.1%
Segment gross margin	$46	71.9%	$33	14.9%

Our direct call provisioning, solutions services, and telecommunications services revenues decreased. Operating costs are a substantially higher component of revenues in the direct call provisioning, solutions services, and offender management software businesses than in the telecommunications services and equipment sales businesses.

Cost of service in our direct provisioning business as a percentage of revenue decreased to 79.2% from 79.5% primarily due to lower bad debt expenses, partially offset by higher billing and collection costs associated with higher prepaid revenues, coupled with increasing commission expenses due to competitive market forces. Bad debt, although improving in 2007 vs. 2006, was negatively impacted by approximately $0.7 million of additional write-offs associated with complications of our billing system conversion during the second quarter of 2007. We believe all unusual costs associated with the billing system conversion have been incurred and we anticipate no further such costs after third quarter 2007.

Cost of service in our solutions segment as a percentage of our revenue decreased to 65.5% from 77.1% as a result of lower bad debt expense, which is the major component of our cost of service of the solutions segment and also the most volatile cost of our service. Bad debt expense has declined in the segment, as in our direct call provisioning segment, principally due to various initiatives to more precisely identify and treat high risk customers.

Cost of service in our telecommunications segment as a percentage of revenue decreased to 44.5% from 47.6% due to a shift in profitability of the remaining accounts in service and the relative profitability of those accounts deinstalled over the last year.

Cost of service in our offender management software segment as a percentage of revenue is 72.0% which primarily represents salaries and related costs of employees and contractors who provide technological services to develop, customize or enhance the software for our clients.

Cost of service in our equipment sales and other segment increased as a percentage of revenue to 85.1% from 28.1%, which is reflective of the gross margin received on a sale during the quarter ended September 30, 2007.

SG&A. SG&A expenses of $17.3 million were $5.0 million, or 40.3%, higher than the prior year quarter. The increase was due primarily to $1.6 million of higher legal costs related to various lawsuits, a $0.5 million settlement of a dispute with a former telecommunications service partner relating to prior years, $0.4 million higher health insurance costs due primarily to an unusual number of large claims, a $0.6 million increase due primarily to cost of living increases, $0.6 million of other costs primarily due to a lower allocation rate of certain overhead expenses to cost of service in 2007, and $1.3 million related to Syscon operations. We incurred $0.2 million of expenses for our ongoing efforts to comply with the Sarbanes Oxley Act in the third quarter of 2007.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $7.6 million and $9.9 million for the three months ended September 30, 2006 and 2007, respectively. The increase of $2.3 million was attributable to depreciation and amortization related to 2006 and 2007 additions to property and equipment and intangible assets and a reduction in the useful life of certain telecommunications equipment to reflect the installation, over the next several years, of our new packet-based architecture. Additionally, 2007 depreciation and amortization includes $0.9 million related to Syscon operations associated primarily with the write up of Syscon’s assets to fair market value as of the acquisition date.

Interest and Other Expenses, net. Interest and other expenses, net, were $6.9 million and $7.7 million for the three months ended September 30, 2006 and 2007, respectively. The increase relates primarily to the increasing principal on the Senior Subordinated notes due to interest being paid-in-kind and interest expense on the $40 million 11% Second-priority Senior Secured Notes due 2011 issued on June 29, 2007, offset by foreign exchange transaction gains of $1.1 million.

Income Tax Expense. The Company had income tax expense of $0.4 million and $0 for the three months ended September 30, 2006 and September 30, 2007, respectively. The Company generates tax expense despite operating losses due principally to changes in deferred tax balances.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues.  The Company’s revenue for the nine months ended September 30, 2007 decreased $1.5 million, or 0.5%, to $297.0 million. The primary components of the decrease in revenues, offset by an increase in our direct call provisioning revenues, are discussed below.

Direct call provisioning revenues increased a net $5.9 million, or 2.3%, to $257.6 million primarily due to:

New prime business contracts won from competitors, net of accounts not renewed, coupled with initiatives to both stimulate additional prepaid demand and reduce bad debt from existing customers of approximately $7.8 million; and

A decrease in prime business with the State of Pennsylvania of $0.6 million.  We began serving the State of Pennsylvania on an interim basis in late April 2006 as a result of Verizon’s desire to exit their existing contract and continued to provide services on an interim basis until the second quarter of 2007.  The interim contract generated approximately $1.2 million of revenue per month.

A reduction of $1.3 from the loss of a direct provisioning contract with the Alabama Department of Corrections.

We were awarded the State of Florida Department of Corrections direct provisioning account earlier in 2007. After a delay due to an ongoing protest of the award by several competitors, we began installing this account in October and expect to be completely installed by January. We do not expect to derive incremental profit from this account in the fourth quarter of 2007 due to normal start-up costs of such a large account, but do expect to generate a minimum of approximately $3 million of revenue per quarter by the first quarter of 2008.

Solutions services revenues decreased by $7.1 million, or 20.2%, to $28.0 million primarily due to terminations of service by Global Tel*Link as their underlying facility contracts expired. We expect solutions services revenues to decline by approximately $1.0 million for the fourth quarter of 2007 and expect further declines thereafter.

Telecommunications services revenues decreased by $5.0 million, or 45.3%, to $6.1 million primarily attributable to accounts that we did not retain upon contract renewal or accounts that converted to direct provisioning revenue. We have not retained a significant amount of our telecommunications services contracts upon renewal as a result of our strategy to focus on growing our direct provisioning business. The departures of AT&T and Verizon from the inmate telecommunications market and resulting sale of those businesses to our competitors contributed to the decline. We expect telecommunications services revenue to continue to decline, albeit at a somewhat more gradual rate, through the remainder of 2007 and 2008.

Offender management software revenues of $4.8 million are now part of our consolidated results of operations as a result of the acquisition of Syscon on June 29, 2007. As required by Financial Accounting Standards Board Statement No. 141, Emerging Issues Task Force 01-3, and related rules, Syscon’s balance sheet reflects fair values of assets and liabilities on the acquisition date. Consequently, we fair valued Syscon’s customer contracts and related deferred revenues, which will impact the amount of booked revenue and profit that Securus will be able to recognize prospectively. As a result, during the three months ended

September 30, 2007, Syscon’s reported revenue and operating profit were $0.9 million lower than would have been reported had no acquisition occurred, representing the current period amortization of fair value of contracts acquired. The majority of Syscon’s revenues are currently associated with Syscon’s ongoing implementation of its software for Her Majesty’s Prison Service in the United Kingdom, through a sub-contracting agreement with Electronic Data Systems, Inc. We expect revenues from the U.K. project to decline in the next two quarters by $2 million to $3 million as the client has delayed the project ramp-up which they indicate is due to current fiscal year budgetary constraints. However, we expect that total revenue and profit over the life of this contract will be on target with original expectations. We are being told by the client that the project should ramp back up in the second quarter of 2008 coincident with the beginning of their new fiscal year. We anticipate new Syscon customer contracts in the United States and Australia will partially offset the U.K. revenue decline in the next two quarters.

Equipment sales and other services revenues stayed flat between 2006 and 2007. We do not expect to generate significant equipment sales revenue in the future.

Cost of Service.  Total cost of service remained approximately the same for the nine months ended September 30, 2007. A comparison of the components of our gross margins is provided below.

	For the Nine Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006		2007
	(Unaudited)		(Unaudited)
Direct call provisioning
Revenue	$251,721		$257,633
Cost of service	196,930	78.2%	203,771	79.1%
Segment gross margin	$54,791	21.8%	$53,862	20.9%
Solutions services
Revenue	$35,161		$28,042
Cost of service	26,314	74.8%	18,831	67.2%
Segment gross margin	$8,847	25.2%	$9,211	32.8%
Telecommunications services
Revenue	$11,077		$6,063
Cost of service	5,421	48.9%	2,692	44.4%
Segment gross margin	$5,656	51.1%	$3,371	55.6%
Offender management software
Revenue	$-		$4,798
Cost of service	-	-	3,456	72.0%
Segment gross margin	$-	-	$1,342	28.0%
Equipment sales and other
Revenue	$494		$462
Cost of service	367	74.3%	364	78.8%
Segment gross margin	$127	25.7%	$98	21.2%

Our direct call provisioning revenues increased while our solutions services, telecommunications services and equipment sales and other revenues decreased. Historically, operating costs are a substantially higher component of revenues in the direct call provisioning, solutions services, and offender management software businesses than in the telecommunications services and equipment sales businesses.

Cost of service in our direct provisioning business as a percentage of revenue increased to 79.1% from 78.2%. Bad debt was negatively impacted by approximately $0.7 million of additional write-offs in the third quarter associated with complications of our billing system conversion in the second quarter of 2007. We believe all unusual costs associated with the billing system conversion have been incurred and we anticipate no further such costs after the third quarter 2007. The increase in cost of service was also due to higher commission expenses as a result of normal competitive market forces.

Cost of service in our solutions segment as a percentage of our revenue decreased to 67.2% from 74.8% as a result of lower bad debt expense, which is the major component of our cost of service of the solutions segment and also the most volatile cost of our service.

Cost of service in our telecommunications segment as a percentage of revenue decreased to 44.4% from 48.9%. This decrease is due to a shift in profitability of the remaining accounts in service and the relative profitability of those accounts deinstalled over the last year.

Cost of service in our offender management software segment as a percentage of revenue is 72.0% which primarily represents salaries and related costs of employees and contractors who provide technological services to develop, customize or enhance the software for our clients.

Cost of service in our equipment sales and other segment increased as a percentage of revenue to 78.8% from 74.3%. We believe future cost of service as a percentage of revenue in this segment is consistent with long-term historical trends.

SG&A. SG&A expenses of $45.6 million were $6.8 million, or 17.7%, higher than the prior year nine month period. The increase was due primarily to $2.2 million of higher legal costs associated with various lawsuits, $0.2 million in lease exit costs to close a warehouse, $0.5 million of bonuses related to the closing of the Syscon acquisition, $0.3 million of personnel costs associated with severance and death benefits to the family of an executive, a $0.5 million settlement of a dispute with a former telecommunications service partner relating to prior years, higher health care costs and other cost of living increases, and incremental Syscon SG&A of $1.3 million.

Restructuring Costs. Restructuring charges of $0.6 million were incurred in 2007 related to the consolidation of our customer care function into the Dallas office, comprised of $0.2 million of severance expense and $0.4 million of facility exit costs for our Selma, Alabama location.

Depreciation and Amortization Expenses. Depreciation and amortization expenses of $27.5 million were $6.2 million, or 29.0%, higher than the prior year nine month period. The increase was attributable to depreciation and amortization related to 2006 and 2007 additions to property of equipment and intangible assets and a reduction in the useful life of certain telecommunications equipment to reflect the installation, over the next several years, of our new packet-based architecture. Additionally, 2007 depreciation and amortization includes $0.9 million related to Syscon operations associated primarily with the step up in basis of Syscon’s assets to fair value as of the acquisition date.

Interest and Other Expenses, net. Interest and other expenses, net, were $20.7 million and $22.5 million for the nine months ended September 30, 2006 and 2007, respectively. The increase relates primarily to the increasing principal on the Senior Subordinated notes due to interest being paid-in-kind and interest expense on the $40 million 11% Second-priority Senior Secured Notes due 2011 issued on June 29, 2007. In addition, we booked an impairment charge of $0.1 million related to our investment in Accudata due to a downturn in Accudata’s business prior to the sale of our interest in Accudata. These charges are offset by foreign exchange transaction gains of $1.1 million.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2006 and 2007 was $1.0 million and $0.8 million, respectively. The Company generated tax expense despite operating losses due principally to changes in deferred tax liability balances.

Liquidity and Capital Resources

The Company’s principal liquidity requirements are to service and repay our debt and meet our capital expenditure and operating needs. We are significantly leveraged. As of September 30, 2007, we had $275.1 million in total debt outstanding before considering $3.3 million of original issue discount on our Second-priority Senior Secured Notes and $2.5 million of fair value attributable to warrants issued in connection with our senior subordinated debt financing, all of which is reflected as discounts to outstanding long-term debt in our condensed consolidated financial statements (see additional information on our long and short term debt under "Debt and Other Obligations" below). As of September 30, 2007, we had cash of $2.1 million, unused capacity of $15.9 million under our working capital credit facility and a total stockholders’ deficit of $78.0 million. As of November 13, 2007, we had unused capacity of $21.9 million under our working capital credit facility. In addition, at November 14, 2007, we had additional borrowing commitments and an equity resource plan as discussed below.

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future and our ability to maintain compliance under our credit facilities, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

As of September 30, 2007, we were not in compliance with certain financial covenants required by our revolving credit facility. Specifically, we were not in compliance with the Interest Coverage Ratio which requires us to maintain a ratio of EBITDA (as defined) to Cash Interest (as defined) above 1.75. This ratio is required to be calculated on a pro forma basis for the impact of acquisitions, such as our acquisition of Syscon in June 2007. The revolver facility lenders amended the credit agreement which effectively waived this non-compliance for the period ended September 30, 2007.

Additionally, as of September 30, 2007, we did not maintain a Credit Facility Coverage Ratio above 1.75 as required by the indenture governing our Second-priority Senior Secured Notes. This financial covenant is calculated by dividing Credit Facility Cash Flow (as defined) by Credit Facility Interest Expense (as defined) and is calculated on a pro forma basis for the impact of acquisitions, such as our acquisition of Syscon in June 2007. The non-compliance with this covenant did not result in a default under the indenture as the indenture requires two consecutive quarters of non-compliance with the Credit Facility Coverage Ratio for a default to exist.

In order to avoid future potential defaults, the Company’s Board of Directors intends to review all options, including asking existing Class A common shareholders to contribute additional equity. Under the indenture governing our Second-priority Senior Secured Notes, equity contributions are added to our EBITDA, and thus to Credit Facility Cash Flow, for purposes of calculating our financial covenants. The Company’s majority shareholder, HIG Capital, has committed to invest up to $10 million of junior capital in the Company. The amount of equity needed by the Company will be determined as the Company finalizes results for the year ending December 31, 2007 and its forecast for 2008. To the extent there is non-compliance, which is probable, as of December 31, 2007 or forecasted non-compliance in 2008, the Company plans to ask its shareholders for sufficient equity to be contributed to remedy such non-compliance. This remedy would be automatic under the indenture governing the Second-priority Senior Secured Notes as the definition of the Credit Facility Coverage Ratio allows contributed junior capital to be included in the ratio calculation. The revolving credit facility lenders have amended the revolving credit facility to similarly allow contributed junior capital to be included in both the Minimum EBITDA and Interest Coverage Ratio covenant calculations.  Should the plan not be executed, or be insufficient to cure any future non-compliance, the Company’s lenders could choose to enforce their default rights and demand repayment of all outstanding obligations. The Company expects to be in full compliance with its credit facilities at December 31, 2007 and throughout 2008 and to be able to meet all of its obligations. The Board also may consider other options in addition to the equity resource plan.

In the event that cash in excess of the amounts generated from on-going business operations and available under our credit facilities or through equity contributions from shareholders is required to fund our operations, we may be required to reduce or eliminate discretionary selling, general and administrative costs, and sell or close certain of our operations. In addition to its revolving credit facility, the Company also executed a $5.0 million unsecured demand note with a financial institution on August 17, 2007.

An affiliate of H.I.G. T-Netix, Inc., our majority stockholder, agreed to guarantee this $5.0 million unsecured financing and to make available up to an additional $2.5 million of financing to the Company. In connection with H.I.G. T-Netix’s guarantee, the Company is required to issue warrants to purchase up to 14,542 shares of its Class A common stock. The guarantee and the $2.5 million commitment will be reduced dollar for dollar in the event that H.I.G. invests additional capital under its new $10 million commitment. The Company had no outstanding borrowings under these facilities as of November 14, 2007.

Cash Flows

Our cash flows from operations are primarily attributable to the operations of our direct call provisioning business, which represents 87% of our revenues for the nine months ended September 30, 2007. The level of our cash flow depends on multiple factors, including contract renewals and new business, as well as growth in inmate populations. Our net cash provided by operating activities is also affected by the level of our operating and other expenses.

The following table provides cash flow data for the nine months ended September 30, 2006 and 2007:

	For the Nine Months Ended
	September 30,	September 30,
	2006	2007
	(Unaudited)
Net cash provided by operating activities	$7,309	$11,809
Net cash used in investing activities	$(19,282)	$(59,564)
Net cash provided by financing activities	$9,763	$50,507

Cash Flows for the nine months ended September 30, 2007 Compared to the nine months ended September 30, 2006

Net cash provided by operating activities for the nine months ended September 30, 2007, consisted primarily of $21.6 million of operating income before considering non-cash expenses including $27.5 million of depreciation and amortization, $8.4 million of working capital benefit, offset by $18.3 million of cash paid for interest expense. The working capital benefit is principally the result of a change in billing policies, whereby records are now being transmitted to our LEC billing agents faster in 2007 than in 2006, which has resulted in faster cash collections and a decline in our receivables balances. Net cash provided by operating activities for the nine months ended September 30, 2006, consisted primarily of $30.6 million of operating income before considering non-cash expenses including $21.3 million of depreciation and amortization, offset by $17.3 million of cash paid for interest expense and $5.8 million of working capital use.

Cash used in investing activities was $19.3 million and $59.6 million for the nine months ended September 30, 2006 and 2007, respectively. In June 2007, we utilized $43.7 million in connection with the acquisition of Syscon (See Note 2 – Acquisition). Additionally, we invested $16.9 million in equipment and intangibles to maintain and grow the direct call provisioning business, a decline of $2.3 million in spending from 2006. The decline was principally due to savings associated with the deployment of our new packet-based architecture for new or renewal business in 2007. We expect our capital expenditures to continue to decline in the future due to the gradual deployment of our new packet-based architecture. However, our capital expenditures in the fourth quarter will be higher as a result of the State of Florida installation.

Cash provided by financing activities was $9.8 million and $50.5 million for the nine months ended September 30, 2006 and 2007, respectively. On June 29, 2007, we issued an additional $40.0 million of 11% Second-priority Senior Secured Notes at a discount from face value of $0.9 million to fund the Syscon acquisition, and incurred $5.0 million of financing costs related to the issuance. Net draws on the Company’s revolving credit facility increased by $3.6 million in 2007 primarily to fund the costs associated with the Syscon acquisition. Syscon’s previous stockholder also left $5.0 million of cash in Syscon’s bank accounts upon the closing of the Syscon acquisition, which we will use to help fund Syscon’s operations in the near future. We will pay Syscon’s previous stockholder up to $5.0 million as Syscon generates Net Cash Flow (as defined in the Syscon Stock Purchase Agreement). As of November 13, 2007, there were $8.1 million of borrowings under the revolving credit facility.

Debt and other Obligations

Working Capital Facility. We have a working capital facility which provides for up to $30.0 million in revolving availability, with a sublimit for letters of credit. As of September 30, 2007, $14.1 million was drawn under our working capital facility and we have outstanding approximately $13.7 million of letters of credit issued under the facility.

Our working capital facility has a $22.5 million letter of credit facility, with a sub-limit of $10 million. Letters of credit issued in an aggregate amount greater than $10.0 will reduce revolver borrowing availability under the working capital facility. Borrowing costs for the applicable interest rate margin on our Eurodollar loans are 2.0%. The obligations under our working capital facility are guaranteed on a secured, first priority basis by us and all of our domestic subsidiaries and certain of our foreign subsidiaries. The loans are secured by a first priority lien on substantially all of our assets including, but not limited to the capital stock of each of our subsidiaries and all of our subsidiaries’ tangible and intangible non-real estate properties and assets.

The working capital facility contains a number of customary affirmative and negative covenants that are subject to significant exceptions. Subject to certain exceptions, the negative covenants restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, create and incur liens on assets, repay other indebtedness, sell assets, engage in transactions with affiliates, make loans, investments, guarantees or acquisitions, declare dividends, redeem or repurchase equity interests or make other restricted payments, and engage in mergers, acquisitions, asset sales and sale-leaseback transactions. The working capital facility also includes specified financial covenants, including maintaining a minimum interest coverage ratio and capital expenditure limits. See “Liquidity and Capital Resources” for a discussion of our covenant compliance.

In addition to its working capital facility, the Company also recently entered into a $5.0 million unsecured demand note with a financial institution on August 17, 2007. An affiliate of H.I.G. T-Netix, Inc., our majority stockholder, guaranteed this $5.0 million unsecured financing and agreed to make available up to an additional $2.5 million of financing to the Company. These funding sources will be replaced to the extent equity is contributed as discussed in the “Liquidity and Capital Resources” section above.

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

Senior Subordinated Notes. We have outstanding $67.0 million of senior subordinated notes which includes $26.9 million of paid-in-kind interest. The senior subordinated notes are unsecured and subordinated to the Second-priority Senior Secured Notes and amounts owed under our working capital facility. Our obligations under the senior subordinated notes are irrevocably and unconditionally guaranteed on a senior subordinated basis by our domestic subsidiaries and certain of our foreign subsidiaries. The senior subordinated notes bear interest at a fixed annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by the working capital facility, is paid in-kind by adding accrued interest to the principal balance of the senior subordinated notes.

The note purchase agreement governing the senior subordinated notes contains a number of customary affirmative and negative covenants. Subject to certain exceptions, these covenants restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, create and incur liens on assets, repay pari passu our subordinated indebtedness, sell assets, engage in transactions with affiliates, make loans, investments, guarantees or acquisitions, declare dividends, redeem or repurchase equity interests or make other restricted payments, and engage in mergers, acquisitions, asset sales and sale-leaseback transactions. The senior subordinated notes also include specified financial covenants consistent with those contained in the indenture governing the second-priority senior notes. See “Liquidity and Capital Resources” for a discussion of our covenant compliance.

Other Long-Term Liabilities. Other long-term liabilities represent approximately $1.6 million of tenant improvement concessions pertaining to the Company’s lease of its primary facility that will be amortized over the life of the lease as prescribed by SFAS No. 13 and FASB Technical Bulletin 88-1. The Company recorded amortization totaling $135,000 for these improvement concessions during the nine months ended September 30, 2007.

Capital Requirements

As of September 30, 2007, our contractual cash obligations and commitments on an aggregate basis are as follows:

	For the Twelve Months Ended September 30,
	2008			2009		2010		2011		2012		Thereafter
Long-term debt (1)	$		*	$14,119	*	$		$194,000	*	$		$66,970	*
Operating leases		2,435		2,286			1,989	1,678			1,454	3,451
Total contractual cash obligations and commitments		$2,435		$16,405			$1,989	$195,678			$1,454	$70,421

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

Syscon derives revenues from licenses of software and related services, which include assistance in implementation, integration, customization, maintenance, training and consulting. Revenue is recognized for software and related services in accordance with Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” SOP 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition.”

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

Changes in Accounting Standards

The Company adopted EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”, in the first quarter of 2007. The scope of this issue includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of revenues on either a gross or a net basis is an accounting policy decision that should be disclosed under Accounting Principals Board (APB) Opinion No. 22. The Company’s policy is to report revenues using a net presentation.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The Company adopted the provisions of FIN No. 48 on January 1, 2007.  The adoption of these provisions did not have any impact on the financial condition or results of operations of the Company.

The Company recognized no adjustment in the liability for unrecognized tax benefits upon the adoption of FIN 48. As of the date of adoption, the Company’s unrecognized tax benefits totaled $0.1 million, including interest and penalties of $0. The amount of unrecognized tax benefits that would impact the effective rate, if recognized, would be $0.1 million. The amount of the unrecognized tax benefits that would impact goodwill, if recognized, would be $0.6 million. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company or one of its subsidiaries file income tax returns in the US federal jurisdiction, Canada, the United Kingdom, Austrailia and various states. The Company has open tax years for the U.S. federal return from 1996 forward with respect to its net operating loss (“NOL”) carryforwards, where the IRS may not raise tax for these years, but can reduce NOLs. Otherwise, with few exceptions, the Company is no longer subject to federal, foreign, state, or local income tax examinations for years prior to 2003.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the quarter ended and year to date September 30, 2007, the Company recognized $0.09 million in potential interest and penalties with respect to unrecognized tax benefits.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has the option of adopting SFAS No. 159 on January 1, 2008. The Company has not completed its evaluation of the effect SFAS No. 159 would have on the Company if adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market rate risk for changes in interest rates related to our revolving line of credit. Interest expense on our floating rate debt will increase more than expected if interest rates rise. Our $30.0 million revolving line of credit bears an interest rate equal to one of the following, at our option: (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2% and is calculated on amounts borrowed under the facility. The effect of a 10% fluctuation in the interest rate on our revolving line of credit would have had an effect of about $0.1 million on our interest expense for the nine month periods ended September 30, 2006 and September 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial

Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

2. Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2005, TIP Systems, LLC and TIP Systems Holdings Co., Inc. (“TIPS”) filed suit in the United States District Court for the Southern District of Texas (Houston Division) against numerous defendants including us. In TIP Systems, we, along with other inmate telecommunications providers, were alleged to have infringed on patents concerning “cord-free” or “hands-free” inmate phone technology. This lawsuit against us was dismissed on March 1, 2007, when our motion for summary judgment was granted on the issue of non-infringement. TIPS has appealed to the U.S. Court of Appeals. Additionally, the TIPS entities have filed a lawsuit in the Southern District of Texas against us which alleges substantially similar allegations concerning patent infringement claims for “cord-free” or “hands-free” inmate phone technology. We have denied any wrongdoing and will vigorously defend each and every allegation in the case. We cannot evaluate the likelihood of any outcome or make a reasonable estimate of range of potential loss at this time.

In October 2003, Value-Added Communications, Inc. (“VAC”) filed suit in the District Court of Dallas County, Texas against T-NETIX for alleged breach of a Patent License Agreement between VAC and T-NETIX. VAC filed the lawsuit seeking, among other things, an interpretation of certain provisions of the agreement, revival of the agreement, a license to any of T-NETIX’s improvements to the originally licensed technology, and an award of its attorneys’ fees. T-NETIX filed counter-claims against VAC for, among other things, VAC’s failure to assign certain improvements in technology that VAC has developed since 1996. On March 6, 2007, the Dallas District Court presiding over the lawsuit signed an interlocutory summary judgment order in T-NETIX’s favor finding, among other things, that VAC is not entitled to any of T-NETIX’s technology other than the originally licensed patents and that VAC is required to automatically assign any improvements or additions it makes to the original technology to T-NETIX, with VAC maintaining the right to continue using improvements or additions it makes. The Court also found that neither party is entitled to an award of attorneys’ fees from the other for claims relating to the issues resolved in the March 6, 2007 order. T-NETIX will continue to proceed against VAC on its affirmative claims for VAC’s failure to assign its improvements and additions and will continue to vigorously defend against VAC’s claim for attorneys’ fees and VAC’s efforts to reinstate the Agreement on grounds unrelated to the March 6, 2007 order. Trial is tentatively set for February 2008, but will likely be postponed due to a new judge being assigned to the matter. We cannot evaluate the likelihood of any outcome or make a reasonable estimate of range of potential loss at this time.

In April 2005, we filed suit in the United States District Court for the Northern District of Texas (Dallas Division) against VAC for patent infringement. VAC filed an answer and a counterclaim in this matter. VAC seeks declaratory judgments as to non-infringement and invalidity. Discovery is on-going at this time. Trial in this matter is set for March 2008. We cannot evaluate the likelihood of any outcome at this time.

In November 2005, we filed suit in the District Court of Dallas County, Texas, against AGM Telecom Corporation and former employees of our various affiliates, and related individuals, including David McEvilly, George McNitt, Thomas Miller, Steven Capitano, Brian Dietert, Christopher McNitt, Robert G. Sargeant, James F. Winstead, Pablo Xiques, Henry Chang, and Mie Mie Change, alleging, among other things, breach of contract and misappropriation of trade secrets. In the lawsuit, various defendants have counterclaimed for alleged violations of the Texas Business & Commerce Code, disparagement, defamation, and tortious interference. Some defendants moved to stay the case and have requested the court compel arbitration of the matter, and some defendants filed special appearances objecting to the court’s jurisdiction. The court has granted some of the defendants’ motion to compel arbitration and to stay the case as to them. We have denied any wrongdoing with respect to the alleged counterclaims and will vigorously defend each and every counterclaim asserted by the defendants. We cannot evaluate the likelihood of any outcome at this time.

In October 2006, we filed suit in the U.S. Federal District Court for the Eastern District of Texas against Global Tel*Link Corporation; AGM Telecom Corporation; Inmate Calling Solutions, Inc.; and FSH Communications, LLC for patent infringement of several patents related to the inmate correctional services and telecommunications industry by each such defendant. This case is in its early stages and we cannot predict the outcome at this time.

In May 2007, Global-Tel Link Corporation (“GTL”) and Verizon Business (“Verizon”) filed formal protest petitions against the Florida Department of Corrections (“FDOC”) (the “Protests”). The Protests challenge FDOC’s intended award to us of a five-year initial term contract for provision of Statewide Inmate Telephone Services. More specifically, the Protests seek entry of recommended and final orders either (1) awarding the contract to the protestor or (2) rejecting all proposals. The Protests were before the Florida Division of Administrative Hearings (“DOAH”). On September 20, 2007, the DOAH denied GTL and Verizon’s joint motion to stay. In addition, the Appellate Court has denied GTL and Verizon's emergency motion for stay pending appeal, filed September 12, 2007. As a result of the foregoing rulings, the FDOC Contract was executed on September 25, 2007.

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

The majority of Syscon’s revenues are currently associated with Syscon’s ongoing implementation of its software for Her Majesty’s Prison Service in the United Kingdom, through a sub-contracting agreement with Electronic Data Systems, Inc. We expect revenues from the U.K. project to decline in the next two quarters by $2 million to $3 million as the client has delayed the project ramp-up which they indicate is due to current fiscal year budgetary constraints. However, we expect that total revenue and profit over the life of this contract will be on target with original expectations and we are being told by the client that the project should ramp back up in the second quarter of 2008 coincident with the beginning of their new fiscal year. We anticipate new Syscon customer contracts in the United States and Australia will partially offset the U.K. revenue decline in the next two quarters.

As of September 30, 2007, we were not in compliance with certain financial covenants required by our revolving credit facility. Specifically, we were not in compliance with the Interest Coverage Ratio which requires us to maintain a ratio of EBITDA (as defined) to Cash Interest (as defined) above 1.75. This ratio is required to be calculated on a pro forma basis for the impact of acquisitions, such as our acquisition of Syscon in June 2007. The revolver facility lenders amended the credit agreement which effectively waived this non-compliance for the period ended September 30, 2007.

Additionally, as of September 30, 2007, we did not maintain a Credit Facility Coverage Ratio above 1.75 as required by the indenture governing our Second-priority Senior Secured Notes. This financial covenant is calculated by dividing Credit Facility Cash Flow (as defined) by Credit Facility Interest Expense (as defined) and is calculated on a pro forma basis for the impact of acquisitions, such as our acquisition of Syscon in June 2007. The non-compliance with this covenant did not result in a default under the indenture as the indenture requires two consecutive quarters of non-compliance with the Credit Facility Coverage Ratio for a default to exist.

In order to avoid future potential defaults, the Company’s Board of Directors intends to review all options, including asking existing Class A common shareholders to contribute additional equity. Under the indenture governing our Second-priority Senior Secured Notes, equity contributions are added to our EBITDA, and thus to Credit Facility Cash Flow, for purposes of calculating our financial covenants. The Company’s majority shareholder, HIG Capital, has committed to invest up to $10 million of junior capital in the Company. The amount of equity needed by the Company will be determined as the Company finalizes results for the year ending December 31, 2007 and its forecast for 2008. To the extent there is non-compliance, which is probable, as of December 31, 2007 or forecasted non-compliance in 2008, the Company plans to ask its shareholders for sufficient equity to be contributed to remedy such non-compliance. This remedy would be automatic under the indenture governing the Second-priority Senior Secured Notes as the definition of the Credit Facility Coverage Ratio allows contributed junior capital to be included in the ratio calculation. The revolving credit facility lenders have amended the revolving credit facility to similarly allow contributed junior capital to be included in both the Minimum EBITDA and Interest Coverage Ratio covenant calculations.  Should the plan not be executed, or be insufficient to cure any future non-compliance, the Company’s lenders could choose to enforce their default rights and demand repayment of all outstanding obligations. The Company expects to be in full compliance with its credit facilities at December 31, 2007 and throughout 2008 and to be able to meet all of its obligations. The Board also may consider other options in addition to the equity resource plan.

In the event that cash in excess of the amounts generated from on-going business operations and available under our credit facilities or through equity contributions from shareholders is required to fund our operations, we may be required to reduce or eliminate discretionary selling, general and administrative costs, and sell or close certain of our operations. In addition to its revolving credit facility, the Company also executed a $5.0 million unsecured demand note with a financial institution on August 17, 2007.

An affiliate of H.I.G. T-Netix, Inc., our majority stockholder, agreed to guarantee this $5.0 million unsecured financing and to make available up to an additional $2.5 million of financing to the Company. In connection with H.I.G. T-Netix’s guarantee, the Company is required to issue warrants to purchase up to 14,542 shares of its Class A common stock. The guarantee and the $2.5 million commitment will be reduced dollar for dollar in the event that H.I.G. invests additional capital under its new $10 million commitment. The Company had no outstanding borrowings under these facilities as of November 14, 2007.

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

4.7.1	Supplement No. 1 to Amended and Restated Pledge Agreement, dated June 29, 2007, incorporated by reference from Form S-4 filed August 1, 2007.

4.8

Credit Agreement, dated September 9, 2004, by and among Securus Technologies, Inc., as the Borrower, the Subsidiaries of the Borrower, as Guarantors, the Financial Institutions party thereto as the Lenders, and ING Capital LLC as the Issuing Lender and Administrative Agent, incorporated by reference from form S-4 filed May 16, 2005.

4.8.1

First Amendment to Credit Agreement, dated October 12, 2005 among Securus Technologies, Inc., the subsidiary guarantors, ING Capital LLC, as syndicated issuing lender, alternative issuing lender and administrative agent, and lenders from time to time parties thereto, incorporated by reference from the Company’s current report on Form 8-K filed as Exhibit 10.1 on October 13, 2005.

4.8.2

Second Amendment to Credit Agreement, dated April 17, 2006 among Securus Technologies, Inc., the subsidiary guarantors, ING Capital LLC, as syndicated issuing lender, alternative issuing lender and administrative agent, and lenders from time to time parties thereto, incorporated by reference from Form 10-Q filed May 15, 2006.

4.8.3

Third Amendment to Credit Agreement, dated June 29, 2007, by and among Securus Technologies, Inc., as the Borrower, the Subsidiaries of the Borrower, as Guarantors, the Financial Institutions party thereto as the Lenders, and ING Capital LLC as the Issuing Lender and Administrative Agent incorporated by reference from Form 8-k filed July 2, 2007.

4.8.4*

Fourth Amendment to Credit Agreement, dated November 12, 2007, by and among Securus Technologies, Inc., as the Borrower, the Subsidiaries of the Borrower, as Guarantors, the Financial Institutions party thereto as the Lenders, and ING Capital LLC as the Issuing Lender.

4.9

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

4.10

Intercreditor Agreement, dated as of September 9, 2004, by and among ING Capital, LLC, as Intercreditor Agent, The Bank of New York Trust Company, N.A., as Trustee, Securus Technologies, Inc., and each subsidiary of Securus Technologies, Inc., incorporated by reference from form S-4 filed May 16, 2005.

4.11

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

4.11.1

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

4.12	Form of 11% Second-priority Senior Secured Notes due 2011, incorporated by reference from Form S-4 filed August 1, 2007.

4.13

Security Agreement, dated June 29, 2007, by and among Appaloosa Acquisition Company Ltd., a British Columbia company, Syscon Justice Systems Canada Ltd., a British Columbia company, Syscon Holdings Ltd., a British Columbia corporation and The Bank of New York, as trustee, incorporated by reference from Form S-4 filed August 1, 2007.

4.14

Pledge Agreement, dated June 29, 2007, by and among Appaloosa Acquisition Company Ltd., a British Columbia company, Syscon Justice Systems Canada Ltd., a British Columbia company, and Syscon Holdings Ltd., a British Columbia corporation, The Bank of New York, as trustee, incorporated by reference from Form S-4 filed August 1, 2007.

4.15

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

10.6	Restricted Stock Purchase Agreement, dated as of September 9, 2004 between Securus Technologies, Inc. and Richard Falcone, incorporated by reference from Form S-4 filed May 16, 2005.

10.7	2004 Restricted Stock Purchase Plan, incorporated by reference from Form 10-Q filed November 14, 2006.

10.7.1	First Amendment to 2004 Restricted Stock Purchase Plan and Stockholder Consent, increasing authorized shares under the plan, incorporated by reference from Form 10-K filed March 30, 2007.

10.8	Employment Agreement, dated November 13, 2006, by and between the Company and Richard Falcone, incorporated by reference from Form 10-K filed November 14, 2006.

10.9	Restricted Stock Purchase Agreement, dated September, 2006 between Securus Technologies, Inc. and Richard Falcone, incorporated by reference from Form 10-K filed November 14, 2006.

10.10*	Equity Commitment Letter dated November 12, 2007, issued by H.I.G. Capital Partners III, L.P.

21.1*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

*	Filed herewith.

 Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURUS TECHNOLOGIES, INC. (Registrant)

DATE: November 14, 2007	By:	/s/ RICHARD FALCONE
Richard Falcone,
Chairman of the Board, President, and
Chief Executive Officer

DATE: November 14, 2007	By:	/s/ KEITH KELSON
Keith Kelson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.8.4

Fourth Amendment to Credit Agreement, dated November 12, 2007, by and among Securus Technologies, Inc., as the Borrower, the Subsidiaries of the Borrower, as Guarantors, the Financial Institutions party thereto as the Lenders, and ING Capital LLC as the Issuing Lender.

10.10	Equity Commitment Letter dated November 12, 2007, issued by H.I.G. Capital Partners III, L.P.

21.1	Subsidiaries of the Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.