Form 10-K
period 2007-12-31
Securus Technologies, Inc.
filed 2008-03-31
CIK 1320051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Shares outstanding of each of the registrant’s classes of common stock:

Class	Outstanding at December 31,2007
Common Stock	604	shares
Class B Common Stock	73	shares

Documents Incorporated By Reference

(i) Certificate of Amendment to Securus’ Articles of Incorporation

(ii) First Amendment to 2004 Restricted Stock Plan

PART I

ITEM 1. BUSINESS

Overview

We are one of the largest independent providers of inmate telecommunications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities, such as juvenile detention centers, private jails and halfway houses in the United States and Canada. With 52 patents and some 80 patent applications filed or in process, we believe we are the leading technology innovator in the correctional industry. As of December 31, 2007, we:

•	Provided service to approximately 2,700 correctional facilities in the United States and Canada; and

•	processed over 12 million calls per month.

Our core business consists of installing, operating, servicing and maintaining sophisticated call processing systems and communications systems in correctional facilities and providing related services. We generally enter into multi-year agreements (generally three to five years) directly with the correctional facilities in which we serve as the exclusive provider of telecommunications services to inmates. In exchange for the exclusive service rights, we typically pay a negotiated commission to the correctional facility generally based upon revenues generated by actual inmate telephone use. Additionally, on larger contracts we have historically often partnered with regional bell operating companies, or RBOCs, local exchange carriers, or LECs, and interexchange carriers, or IXCs, and other independent telecommunication carriers, for which we have provided our equipment and back office support including validation and billing and collections services, and charged a fee for such services. Based on the particular needs of the corrections industry and the requirements of the individual correctional facility, we also sell platforms and specialized equipment and services, such as law enforcement management systems, call activity reporting and call blocking.

We sell information management systems that work in conjunction with our communications systems and allow facilities managers and law enforcement personnel to analyze and manage data to reduce costs, prevent and solve crimes and facilitate inmate rehabilitation through a single user interface. We also offer investigative tools and bad debt risk management services based on the particular needs of the corrections industry and the requirements of the individual correctional facility.

In addition, we sell offender management systems and related systems and services. We believe our offender management software represents the leading enterprise solution for the corrections industry. Our offender management software customers operate more than 250 correctional facilities and probation offices maintaining records for over 300,000 offenders in the United States, Canada, the United Kingdom and Australia.

The inmate telecommunications industry requires highly specialized systems and related services in order to address the unique needs of the corrections industry. Security and public safety concerns require that correctional facilities have the ability to control inmate access to telephones and certain telephone numbers and to monitor inmate telephone activity. In addition, concerns regarding fraud and the credit quality of the parties billed for inmate telephone usage have led to the development of billing and validation systems and procedures unique to this industry. Inmate telecommunications services in the United States are operated by a large and diverse group of service providers, including RBOCs, LECs and IXCs, such as Global Tel*Link, Verizon/MCI, and Embarq and independent public pay telephone and inmate telephone companies.

We estimate that the inmate telecommunications market opportunity for city, county, state and federal correctional facilities in the United States is approximately $1.4 billion, and the offender management technology market opportunity is approximately $700 million worldwide.

Our business is conducted primarily through our three principal subsidiaries: T-Netix, which we acquired in March 2004, Evercom, which we acquired in September 2004 and Syscon, acquired on June 29, 2007.

For the year ended December 31, 2007, our revenues were $390.0 million, of which approximately 87% represented direct call provisioning to correctional facilities, 11% represented the provision of solutions, telecommunications and billing services to RBOC, LEC, IXC, and other independent telecommunication carrier partners, and 2% represented sales and services related to our offender management software.

Securus was incorporated in Delaware on January 12, 2004. We maintain a web site with the address www.securustech.net. We are not including the information contained on our web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Industry Overview

The corrections industry has experienced sustained growth over the last decade as a result of societal and political trends. Anti-crime legislation, limitations on parole and spending authorizations for crime prevention and construction of additional correctional facilities have contributed to this industry growth.

The United States has one of the highest incarceration rates of any country in the world. The U.S. Department of Justice estimates that as of year end 2006, there were approximately 2.3 million inmates housed in U.S. correctional facilities, or approximately one inmate for every 133 U.S. residents. Of this total, approximately two-thirds were housed in federal and state prisons and approximately one-third was housed in city and county correctional facilities.

According to U.S. Department of Justice statistics, the inmate population in federal and state prisons, which generally house inmates for longer terms than city and county facilities, increased from approximately 1.1 million at December 31, 1995 to approximately 1.5 million at December 31, 2006, representing an average annual growth rate of approximately 2.9%. The inmate population in city and county facilities, which generally house inmates for terms of one year or less, increased from approximately 500,000 at December 31, 1995 to approximately 765,000 at December 31, 2006, an annual growth rate of approximately 4.0%. Between December 31, 1995 and December 31, 2006, the overall incarcerated population grew an average 3.2% annually. Population growth during the 12-month period ending December 31, 2006 was higher in state prisons (up 3.2%) than in federal prison, (up 2.4%) and local jails (up 2.5%).

The corrections industry requires specialized information technology, telecommunications systems and related services. Security and public safety concerns associated with inmate telephone use require that correctional facilities have the ability to control inmate access to telephones and to certain telephone numbers and to monitor inmate telephone activity. In addition, concerns regarding fraud and the credit quality of the parties billed for inmate telephone usage have also led to the development of systems and procedures unique to this industry. Correctional facilities also have unique information technology requirements relating to managing and monitoring inmate (and probation) activity and development. These include offender management, financial applications, health and activity records as well as predictive tools for future inmate behavior. Facilities are increasingly seeking to utilize enhanced automated systems to offset the challenges of budget cuts, understaffing and prison overpopulation.

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

Historically, offender management systems have been developed independently and internally by government agencies to provide basic information management capabilities to run the business of an incarceration facility. Often, these agencies have outsourced design, or certain aspects thereof, to third party consultants. We are one of a very small group of providers offering a comprehensive off-the-shelf software package for offender management and related activities. The market is highly fragmented and it is our belief that most of the “home-grown” systems may not effectively manage the inmate, parole and probation populations. We believe that only a fraction of the market has been outsourced to firms that develop enterprise inmate systems like we do, and that we have the largest portion of the outsourced market. Our systems currently track an estimated 300,000 of the approximate 9 million people estimated to be incarcerated worldwide. For larger projects, we often partner with larger systems integrators, such as Electronic Data Systems.

  Competition

In the inmate telecommunications business, we compete with numerous independent providers of inmate telephone systems such as Global Tel*Link, as well as RBOCs, LECs, and IXCs that include AT&T and Embarq. Unisys also has recently entered the market. Several of our competitors are larger, better capitalized, and have significantly greater financial resources than we have. We believe that the principal competitive factors in the inmate telecommunications industry are system features and functionality, system reliability and service, the ability to customize inmate call processing systems to the specific needs of the particular correctional facility, relationships with correctional facilities, rates of commissions paid to the correctional facilities, end-user rates, and the ability to identify and manage credit risks and bad debt and calling rates. We seek to compete for business on local, county, state and federal levels, and in privately managed correctional facilities.

Historically, federal and state correctional facilities, which are generally bid on a system-wide basis, have been served by RBOCs, large LECs and IXCs, which are able to leverage their brand and network infrastructure to serve these large, high-volume customers through sub-contracting with independent providers for their platform and back office operations. Unisys also has recently entered the market. These same service providers, however, have generally not focused to the same degree on the smaller city and county correctional systems. Because of the variance in the level of service required by these relatively small facilities, service providers must maintain a more extensive service infrastructure in order to compete within this portion of the corrections industry. Due to greater costs associated with serving smaller facilities and their lower volume of telecommunications traffic, we believe that large service providers have historically found the smaller facilities less attractive to serve. As a result, a significant portion of city and county correctional facilities are served by independent inmate telephone and public pay telephone companies. We believe that the market for city and county correctional facilities is fragmented and is occupied by a number of competing service providers.

In the first quarter of 2005, large industry participants Verizon and the former AT&T began to exit the inmate telecommunications sector. During 2004, Verizon and AT&T were our two largest telecommunications services customers, and AT&T was our largest solutions customer. The exit of Verizon and AT&T continued the trend of large dominant telecommunications carriers exiting the direct inmate telecommunications business. Both Verizon and AT&T subsequently sold their inmate telecommunications business to our competitors in 2005. As a result of this trend and the Verizon and AT&T sales, our revenue associated with these product lines declined by 18.8% in 2006 and 25.2% in 2007 and is expected to continue to decline. The new AT&T who is another one of our customers, has also indicated they are gradually exiting the market and consequently telecommunications and solutions revenues are expected to further decline in the future.

We believe that we are well positioned to expand our market share by offering new and enhanced products to our existing customers, and attracting new facilities with “one stop shopping” for their communications and technology needs, at a lower cost than our competitors. As the traditional providers of inmate telecommunications, such as RBOCs, LECs and IXCs, exit the business, the larger county and state facilities will be served by independent inmate communications companies as the facilities’ contracts come up for renewal. We believe we are well positioned relative to our competitors because of our belief that our costs are lower as a result of our packet based architecture and proprietary bad debt risk management systems. These lower costs coupled with our technological capabilities are expected to enable us to make attractive bids while retaining our historical direct margins. Further, we believe our acquisition of Syscon provides us greater access for our direct provisioning business to new geographic markets where Syscon has significant relationships.

In the offender management market, we compete with a small group of offender management software providers, each of whom we believe is much smaller than we are. We also compete with large and small software consultant organizations who do not offer off-the-shelf prepackaged software, but who can develop systems from scratch to the client’s specifications.

Primary Sources of Revenues

The following chart summarizes the primary sources of our revenues for the year ended December 31, 2007.

	% of Total
Revenue Source	Revenues	Description
Direct Call Provisioning	87%	Direct call provisioning services through multi-year contracts directly to local correctional facilities as well as large county jails and state departments of corrections facilities.
Solutions and Billing Services	9%	Solutions and billing services (validation, fraud management and billing and collection services) to third parties including some of the world’s largest communication service providers.
Telecommunications Services	2%

Telecommunications services (equipment, security enhanced call processing, validation and customer service and support) to corrections facilities through contracts with other inmate telecommunications providers.

Offender Management Software	2%

Software sales and development services for complete offender management, providing correctional facilities with the ability to manage and monitor inmate, parole and probation activity and development at a sophisticated level.

Direct Call Provisioning

We provide inmate telecommunications services directly as a state certificated telecommunications provider to correctional facilities. In a typical arrangement, we operate under a site-specific, exclusive contract, generally for a period of three to five years. We provide the equipment, security-enhanced call processing, validation, and customer service and support directly to the facility. We bill the majority of our calls via the billed party’s LEC bill or, in some cases, using the services of third party aggregators. We also bill a portion of our calls through our own proprietary bill rendering platform. Additionally, a significant portion of our calls are prepaid by either the inmate or called party. Direct call provisioning revenues are substantially higher than that of our telecommunications and solutions services because we receive the entire retail value of the collect call. In our direct call provisioning business, we are responsible for customer commissions, line charges and other operating costs, including billing and bad debt costs. Consequently, our gross profit dollars are higher but our gross margins are lower as compared to our telecommunications services and solutions businesses.

Solutions

Our solutions business consists of offering inmate telecommunications products and services, including validation, bad debt management and billing services, to RBOCs, LECs, IXCs and others to support their telecommunications contracts with larger county, state and federal correctional facilities. In this business, we enter into either long-term or evergreen contracts with the RBOCs, LECs, IXCs, and other telecommunication carriers pursuant to which we will typically purchase accounts receivable generated from calls placed by inmates in correctional facilities and accept responsibility for call validation, uncollectible accounts and billing and collections costs, with no recourse to the customer. These purchased receivables are processed and validated through our risk management system prior to allowing the call to be completed and are also typically processed through our proprietary systems and billed through LECs.

Our revenues from the solutions service equal the difference between the face value of the receivables purchased and the amount we pay the customer for the discounted accounts receivable. Because our revenues associated with the solutions business represent only a percentage of the face value of the receivables purchased, the associated billing and collection fees and uncollectible account expense represent a much higher percentage of revenues as compared to our direct call provisioning business. In the solutions business, we do not bear any of the costs of facility commissions, equipment, line charges or other direct sales charges, but bear the risk of unbillable and uncollectible accounts receivable. In light of the industry trend of large dominant industry telecommunications carriers exiting the business, we experienced a decline of revenues generated from the solutions services business of $9.2 million from fiscal year 2006 to 2007. We expect our solutions revenues to decline significantly in the future because the majority of our solutions revenues are generated from a customer that has been eliminating our services, and has indicated an intention to continue to do so.

Telecommunications Services

In our telecommunications services business, we have historically often partnered with RBOCs, LECs and IXCs on larger contracts where the working capital requirements to win the contract were significant. For example, some of the larger county and state departments of corrections inmate telecommunications contracts often require multi-million dollar up-front payments, surety bonds and/or guaranteed commissions. In such cases, we provide at our expense some or all of our equipment, technology, security enhanced call processing, call validation and other services and/or customer service through the provider, rather than directly to the facility. Our telecommunications service customer does the billing and we either share the revenues or receive a prescribed fee from them for each call completed, but have no exposure to bad debt. We do, however, incur typical capital expenditures related to installing our equipment and technology at the corrections facility. We receive additional fees for validating the phone numbers dialed by inmates, digital recording systems, voice security and other services we provide. By partnering with some of the largest industry participants on capital intensive, larger contracts, we increase our likelihood of participating in the contract, which increases our market penetration, leverages our infrastructure and generates additional income. In light of the industry trend of large dominant industry telecommunications carriers exiting the business, we experienced a decline of $5.7 million of revenue generated from the telecommunications services business from fiscal year 2006 to 2007. We expect further declines in the future.

Offender Management Software

We develop enterprise software for the correctional facility industry. Our core product is a sophisticated and comprehensive software system, “TAG,” utilized by correctional facilities and law enforcement agencies for complete offender management. Our system enables correctional facilities and law enforcement agencies to address the increasing challenge of managing an ever growing number of offenders in confinement and on parole and probation on a cost efficient basis.

Our offender management software is the centerpiece for the project, with EDS providing overall project management and certain testing and consulting services. We are the largest offender management software provider to Electronic Data Systems (“EDS”) for the United Kingdom’s National Offender Management System for Her Majesty’s Prison Service. Our offender management customers operate more than 250 correctional facilities and probation offices maintaining records for over 300,000 offenders in the United States, Canada, the United Kingdom and Australia.

Our offender management revenues have four main components:

•	License fees: The product purchase cost, providing customers with the license to use the core platform;

•	Implementation fees: The revenue associated with the physical installation of the system;

•

Consulting fees: Most of this work is done prior to implementation. The primary activities include: planning, design, consultation, debugging, customization, etc. Consulting revenue is the largest revenue category making, up two thirds of total revenue; and

•	Software maintenance and support: These post sale fees provide a future annuity stream as we continue to generate fees from assistance with new modules, training, version upgrades, etc.

Equipment Sales

In addition to our direct call provisioning, solutions businesses, telecommunications services and offender management software, we also sell our products, including our inmate calling applications and facility management products, to a limited number of telecommunications service provider customers. As a result of changes in the industry and departure of several RBOCs and IXCs, we expect equipment sales will remain a small percentage of our total sales.

Customers

We have direct contracts to provide inmate telecommunications services on either an exclusive basis or jointly with another provider to approximately 2,700 correctional facilities ranging in size from small municipal jails to large, state-operated facilities, as well as other types of confinement facilities, including juvenile detention centers, private jails and halfway houses.

Most of our direct call provisioning contracts have multi-year terms (generally three to five years) and typically contain renewal options while our solutions contracts generally have shorter terms. We often seek to negotiate extensions of our contracts before the end of their stated terms. For the year ended December 31, 2007, we retained approximately 78% of our annualized revenue up for renewal. This includes, the impact of not renewing the State of Alabama Department of Corrections account. Many of our contracts provide for automatic renewal unless terminated by written notice within a specified period of time before the end of the current term.

In the offender management software segment, our customers consist typically of large national and state or provincial incarceration agencies including Her Majesty’s Prison Service in the United Kingdom via a sub-contracting agreement with Electronic Data Systems, along with several states and provinces in the United States, Canada, and Australia. We believe that once a customer has selected us for offender management software and related services, it is less likely to switch systems due to the high cost of switching. As a result, we have a strong growing base of customers for our new versions, modules and ongoing maintenance. We believe that this allows us to derive sustainable revenue from new modules and versions of our software rather than from long-term contracts.

Direct Customers

We provide our direct call provisioning products and services directly to correctional facilities. For the year ended December 31, 2007, 87% of our revenues were generated from direct contracts with correctional facilities as the exclusive provider of telecommunications services to inmates within the facility. No direct customer accounted for more than 7% of our total direct call provisioning revenues for the year ended December 31, 2007.

Telecommunications and Solutions Service Provider Customers

We provide our products and services to telecommunications and solutions service providers such as Global Tel*Link, FSH Communications, AT&T and Embarq, among other call providers. For the year ended December 31, 2007, 11% of our total revenues were generated from contracts with telecommunications and solutions service providers. The following table lists our largest telecommunications and solutions service provider contracts for the year ended December 31, 2007:

	Approximate	Approximate
	% of Total	% of Total
	Solutions	Telecommunications	Approximate	Contract
	Services	Services	% of Total	Expiration
	Revenue	Revenue	Revenue	Date(2)
Global Tel*Link(1)	74%	34%	8%	March 1, 2008
Embarq	24%	11%	-%	Month to Month
AT&T	-	31%	1%	April 28, 2008
FSH Communications	-	19%	-%	Month to Month

(1)	The former AT&T sold its inmate telecommunications business to Global Tel*Link in 2005. We expect revenue from Global to continue to decline to zero in the future.
(2)

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

No other telecommunications and solutions service provider customer accounted for more than 3% of our total telecommunications and solutions service provider revenues for the year ended December 31, 2007.

  Offender Management Software Customers

We are the largest offender management software provider to Electronic Data Systems for the United Kingdom’s National Offender Management System for Her Majesty’s Prison Service has offices in United States, Canada, the United Kingdom and Australia, serving federal, state and local government agencies in all of these geographic locations. This Electronic Data Systems account represented 66% of our offender management revenue for the year ended December 31, 2007.

Marketing

We seek new direct contracts by participating in competitive bidding processes and by negotiating directly with the individuals or entities responsible for operating correctional facilities. We market our inmate telecommunications services through a sales staff largely made up of former law enforcement officials and others with experience in the corrections and telecommunications industries who understand the specialized needs of correctional facilities. Our marketing strategy emphasizes our specialized products and services, our proprietary technology, our knowledge, experience and reputation in the inmate telecommunications industry and our high level of service. We believe we have the largest national sales force dedicated to serving the inmate telecommunications industry. We rely on the experience and background of our sales staff to effectively communicate our capabilities to both existing and potential customers. In addition to conducting in-person sales calls to the operators of correctional facilities, we participate in trade shows and are active in local law enforcement associations.

Principal Products and Services

We believe that the specialized products and services we offer differentiate us from our competitors. Unlike many of our competitors who specialize in specific segments of the market (i.e. call management systems, jail management systems, etc.), our strategy is centered on the production and distribution of applications and services focused on the entire operation of a facility.  Our applications are designed to streamline the operations of corrections facilities and empower administrators with administrative, investigative and economic capabilities. Our principal specialized applications and services include:

SCA Architecture™

Our SCA Architecture™ is comprised of a robust data repository housing multiple data marts, each holding billions of bytes of stored information gathered from multiple sources. SCA’s intelligent retrieval system intelligently retrieves all this information and processes all user requests through a cross application, cross data-mart retrieval process. The backbone of our entire system, SCA is expected to result in significantly lower operating and capital costs as its full implementation is realized.  We currently operate multiple inmate calling applications that preceded our development of this architecture. We expect that the majority of our customer installations in the future will migrate to our new systems utilizing this architecture as current contracts expire, a process likely to take several years.

SCN Secure Connect Network™

OurSCN Secure Connect Network™ is a packet-based, digital transmission system for all communications transport. SCN allows our calling platform to provide real-time turn-on/ turn-off flexibility for most system features; 24-7 offsite monitoring; immediate system upgrades and repairs from one central location.

Secure Call Platform™

Our Secure Call Platform™ call management system services correctional facilities as well as detainees and friends and family members. Utilizing SCN allows this fully integrated inmate calling applications manager to offer innovative feature applications that give facilities extensive administrative and investigative control. The system offers networking functions, robust system and application stability and redundancy, heightened security features, user auditing, and password-specific utilities.

The Securus User Interface

Access to many of our applications is accomplished through S-GATE™ user interface. This portal provides single point access to programs, applications and services.

Securus Support

We provide support through professional, dedicated customer support centers:

•	Accessible 24-7

•	Independent visibility into customers account activity and information

•	Site status is monitored continuously by support systems and proactive actions are instituted to correct issues before customers are impacted

•	Our field support services provides nationwide support by local area responsive technicians

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

We also continue to provide paper prepaid calling cards for facilities that desire a fast and simple calling solution for their inmates. These are sold to the inmates through the facility’s commissary service. The cards may be used for both domestic and international calling. Many of our competitors provide similar prepaid services.

Correctional Billing Services (CBS)

We are one of the few companies in the industry to provide a nationwide customer care and billing center dedicated to the inmate’s friends and family members. We provide dedicated customer service to the called party 24 hours per day, 365 days per year. We also offer multiple payment options including prepayment of charges, remittance directly to the local phone company, credit card payments and check by phone.

Intelligent Call and Billing Management Solution (ICBS)

We develop and provide our customers with an Intelligent Call and Billing Management Solution, or ICBS system which is a proprietary call validation and billing technology that is designed to minimize bad debt expense. Our solutions services include ICBS technology. Specifically, ICBS allows us to rapidly identify and prevent or block collect calls from being connected to potential non-paying call recipients through a continuously growing and improving database. As an enhancement to revenues, the blocked call recipient is notified that an inmate has attempted contact and, upon request, can receive inmate calls through various prepaid methods. We believe that our technology provides us with generally lower bad debt expense as a percentage of revenues in the industry, while offering the broadest, most sophisticated suite of payment method alternatives in the industry.

Additional Securus Applications

We also offer a multitude of additional applications/features that provide task-specific solutions designed to satisfy focused areas of a facility’s operations. Our applications assist:

•	Investigators

•	Detainees

•	Friends & families

•	Administrators

•	Support personnel

Many of our applications are interoperable, working seamlessly together. We provide applications designed to service communications, administrative, and support functions, trust account funding, recidivism programs, investigative capabilities, fraud prevention functions, and detainee identification.

“TAG” Software

The TAG system provides correctional facilities with the ability to manage inmates and monitor parole and probation activity and development at a very sophisticated level. The key functions of the system include management of incarcerated prisoners, management and monitoring of offenders on parole and probation, financial applications and electronic health records. The TAG system has 30 different modules and is a smart software system that not only provides monitoring tools, but has predictive tools for future inmate behavior.

We are continually developing new suites of applications that are designed to provide a wide array of solutions-based, technologically advanced, integrated applications and services for the criminal justice community. These applications and services are focused on providing solutions targeted at the identified needs of the criminal justice community.

Systems and Equipment

We currently utilize automated operator calling systems that consist of third-party and internally developed software applications installed on specialized equipment. We expect the majority of our customer installations to transition from these legacy systems to our Secure Connect Network in the future as existing contracts expire. Our specialized systems limit inmates to collect calls or prepaid calls, validate and verify the payment history of each number dialed for billing purposes, and confirm that the destination number has not been blocked. If the number is valid and has not been blocked, the system automatically requests the inmate’s name, records the inmate’s response, and waits for the called party to answer. When the call is answered the system informs the called party that there is a collect call, plays back the name of the inmate in the inmate’s voice, and instructs the called party to accept or reject the call. The system completes calls that have been accepted by the called party.

The system automatically records the number called and the length of the call and transmits the data to our centralized billing center for bill processing and input into our call activity database. Our database of telephone numbers and call activity allows us to provide extensive call activity reports to correctional facilities and law enforcement authorities, in addition to identifying numbers appropriate for blocking, thus helping to reduce the number of uncollectible calls. These include reports that can further assist law enforcement authorities in connection with ongoing investigations. We believe this database offers competitive advantages, particularly within states in which we have achieved substantial market penetration.

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

In the absence of a LEC direct billing arrangement, we bill and collect our collect calls through third-party billing and collection clearinghouses that have billing and collection agreements with LECs, or through our proprietary direct billing. When we employ third-party billing and collection clearinghouses, the account proceeds are forwarded by the various LECs to the clearinghouses, which then forward the proceeds to us, less a processing fee. With both LEC direct and third-party billing and collection agreements, we reconcile our call records with collections and write-offs on a regular basis. The entire billing and collection cycle (including reconciliation), takes on average, between six to nine months after we submit the call record to the LEC or to third-party billing and collection clearinghouses.

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

Our current research and development efforts are focused on further improvements to our bad debt management systems, enhanced three-way call detection, advanced call validation systems, and general improvements to our Secure Connect Network and other call processing platforms in order to improve operating efficiency and reduce capital costs of new installations, and to continue to deliver state- of-the-art products and services to our correctional facilities and law enforcement customers. We recently enhanced our bad debt management by reducing the processing time of call records through our back office systems. In addition, we are developing products and services that will provide law enforcement officials with greater access to communications capabilities, inmate information and intelligence on inmate calls within a correctional facility as well as on inmate calls between correctional facilities and other law enforcement agencies.

Patents and Other Proprietary Rights

We rely on a combination of patents, copyrights and trade secrets to establish and protect our intellectual property rights. We have been issued 52 patents. We consider any patents issued or licensed to us to be a significant factor in enabling us to more effectively compete in the inmate calling industry.

We believe that our intellectual property portfolio provides our customers leading edge technology recognized as technologically superior within the inmate telecommunications industry. We believe that we currently hold the broadest intellectual property portfolio in the industry, with 52 issued patents and some 80 patent applications filed and/or in process. We believe that the duration of applicable patents is adequate relative to our product and service offerings.

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

Before the adoption of the Telecom Act, the regulatory landscape allowed the LECs to subsidize their inmate telecommunications operations from regulated revenues. This allowed the LECs to offer commissions to correctional facilities that were often significantly higher than those that independent inmate telecommunications service providers can offer. The Telecom Act directed the FCC to adopt regulations to end the subsidization. Congress also directed the FCC to ensure that the RBOCs could not discriminate in favor of their own operations to the competitive detriment of independent inmate telecommunications service providers. Finally, Congress required the FCC to ensure that all inmate telecommunications service providers were fairly compensated for “each and every” call made from their telephone.

State Regulation

In many states, inmate telecommunications service providers must obtain prior authorization from, or register with, the PUC and file tariffs or price lists of their rates. The most significant state involvement in the economic regulation of inmate telecommunications service is the limit on the maximum rates that can be charged for intrastate collect calls set by most states, referred to as “rate caps.” Since collect calls are the only kind of calls that can be made by inmates at many facilities, such state-imposed rate caps can have a significant effect on our business.

In many states, the rate caps on inmate collect calls are tied to the rates charged by the LEC or “dominant” long distance carrier and subject to state regulatory approval. Thus, where the LEC or dominant long distance carrier chooses not to raise their rates, independent inmate telecommunications service providers are precluded from raising theirs. Prior to the passage of the Telecom Act, the LECs and dominant long distance carriers had less incentive to raise their rates than independent inmate telecommunications service providers because they were able to subsidize their inmate telecommunications service operations and discriminate in their favor, as described above. See “Federal Regulation.”

In its rulemaking in implementing the Telecom Act, the FCC declined to address these state rate caps. The FCC ruled that inmate telecommunications providers must first seek relief from the state rate caps at the state level. The outcome of any such proceedings at the state level, if undertaken, is uncertain. Further, despite reserving the right to do so, it is uncertain whether the FCC would intervene or if so, how, in the event a state failed to provide relief.

In addition to imposing rate caps, the states may regulate various other aspects of the inmate telecommunications industry. While the degree of regulatory oversight varies significantly from state to state, state regulations generally establish minimum technical and operating standards to ensure that public interest considerations are met. Among other things, most states have established rules that govern the service provider in the form of postings or verbal announcements, and requirements for rate quotes upon request

The foregoing discussion does not describe all present and proposed federal, state and local regulations, legislation, and related judicial or administrative proceedings relating to the telecommunications industry, including inmate telecommunications services, and thereby affecting our business. The effect of increased competition on our operations will be influenced by the future actions of regulators and legislators, who are increasingly advocating competition. While we would attempt to modify our customer relationships and our service offerings to meet the challenges resulting from changes in the telecommunications competitive environment, there is no assurance we would be able to do so.

Employees

As of December 31, 2007, we employed 709 full-time equivalent employees, of which 416 are salaried and 293 are hourly employees. None of our employees are represented by a labor union, and we have not experienced any material work stoppages to date. We believe that our management currently has a good relationship with our employees.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding:

•	projected future sales growth;

•	expected future revenues, operations, expenditures and cash needs;

•	estimates of the potential for our products and services, including the anticipated drivers for future growth;

•	sales and marketing plans;

•	assessment of competitors and potential competitors; and

•	potential mergers or acquisitions.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, together with all of the other information contained in this Form 10-K, before making an investment decision. The risks described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our financial condition, results of operations or cash flow. Any of the following risks could materially and adversely affect our financial condition or results of operations.

Risks Related to our Senior Notes

We have a substantial amount of debt outstanding and will have significant interest payments.

We have a significant amount of debt outstanding. As of December 31, 2007, we had $263.3 million of long-term debt outstanding (net of $3.1 million of OID for our 11% Second-priority Senior Secured Notes due 2011 and $2.5 million of fair value attributable to warrants) and stockholders’ deficit of $88.9 million.

Our substantial debt could have important consequences. For example, it could:

•

require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, future business opportunities and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	make it more difficult for us to satisfy our obligations with respect to our debt obligations;

•	limit our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•

prevent us from raising the funds necessary to repurchase notes tendered to us if there is a change of control, which would constitute a default under the indenture governing the notes and our revolving credit facility.

We cannot assure you that we will generate sufficient cash flow to service and repay our debt and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our markets. In December 2007, we issued $10.2 million of Series A Redeemable Convertible Preferred Stock mostly to our majority stockholder, to prevent a default under the indenture for our Senior Secured Notes and to provide working capital for 2008. If we cannot meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow the lenders under our revolving credit facility to declare all borrowings outstanding to be due and payable, which would in turn trigger an event of default under the indenture and the agreements governing our senior subordinated debt. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings. If the amounts outstanding under our revolving credit facility or the notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. In addition, we may need to refinance our debt, obtain additional financing or sell assets, which we may not be able to do on commercially reasonable terms or at all. Any failure to do so on commercially reasonable terms could have a material adverse effect on our business, operations and financial condition.

We may be able to incur more debt, including secured debt, and some or all of this debt may effectively rank senior to the notes and the guarantees.

Subject to the restrictions in our revolving credit facility, the indenture governing the notes and the senior subordinated debt financing agreements, we may be able to incur additional debt, including secured debt that would effectively rank senior to the notes. As of December 31, 2007, we would have been able to incur approximately $19.5 million of additional secured debt under our revolving credit facility. Although the terms of our revolving credit facility, the indenture and the senior subordinated debt financing agreements contain restrictions on our ability to incur additional debt, these restrictions will be subject to a number of important exceptions. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would increase.

There may not be sufficient collateral to pay all or any of the notes.

Indebtedness under our revolving credit facility (referred to herein as the “First-Priority Lien Obligations”) is secured by a first-priority lien on substantially all of our and our subsidiary guarantors’ tangible and intangible assets, except for certain excluded collateral (such as hedging agreements and any real estate interests). The notes are secured by a second-priority lien on the assets that secure the First-Priority Lien Obligations, other than our current assets. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us or any future domestic subsidiary, the assets that are pledged as shared collateral securing the First-Priority Lien Obligations and the notes must be used first to pay the First-Priority Lien Obligations, as well as any other obligation secured by a priority lien on the collateral, in full before making any payments on the notes.

At December 31, 2007, $5.0 million of senior indebtedness (excluding the notes and guarantees) was outstanding, all of which would have constituted First-Priority Lien Obligations. As of the same date, we could have borrowed approximately $19.5 million additional First-Priority Lien Obligations under our revolving credit facility.

Certain of our assets, such as our accounts receivable and inventory and any proceeds thereof, are not part of the collateral securing the notes, but do secure the First-Priority Lien Obligations. With respect to those assets that are not part of the collateral securing the notes but that secure other obligations, the notes will be effectively junior to these obligations to the extent of the value of such assets. There is no requirement that the lenders under the First-Priority Lien Obligations first look to these excluded assets before foreclosing, selling or otherwise acting upon the collateral shared with the notes.

The value of the collateral for our indebtedness at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. By their nature, some or all of the pledged assets may be illiquid and may have no readily ascertainable market value. The value of the assets pledged as collateral for the notes could be impaired in the future as a result of changing economic conditions, our failure to implement our business strategy, competition and other future trends. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, no assurance can be given that the proceeds from any sale or liquidation of the collateral will be sufficient to pay our obligations under the notes, in full or at all, after first satisfying our obligations in full under the First-Priority Lien Obligations and any other obligations secured by a priority lien on the collateral.

Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the notes. Any claim for the difference between the amount, if any, realized by holders of the notes from the sale of the collateral securing the notes and the obligations under the notes will rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables.

Holders of notes do not control decisions regarding collateral.

The holders of the First-Priority Lien Obligations control substantially all matters related to the collateral securing the First-Priority Lien Obligations and the notes. The holders of the First-Priority Lien Obligations may cause their administrative agents to dispose of, release or foreclose on, or take other actions with respect to the shared collateral with which holders of the notes may disagree or that may be contrary to the interests of holders of the notes. The security documents generally provide that, so long as the First-Priority Lien Obligations are in effect, the holders of the First-Priority Lien Obligations may change, waive, modify or vary the security documents without the consent of the holders of the notes, provided that any such change, waiver or modification does not disproportionately affect the rights of the holders of the notes relative to the other secured creditors. Furthermore, as long as no event of default under the indenture governing the notes has occurred, the security documents generally allow us and our subsidiaries to remain in possession of, retain exclusive control over, to freely operate, and to collect, invest and dispose of any income from, the collateral securing the notes.

The capital stock securing the notes will automatically be released from the second-priority lien and no longer be deemed to be collateral to the extent the pledge of such capital stock would require the filing of separate financial statements for any of our subsidiaries with the SEC.

The indenture governing the notes and the security documents provide that, to the extent that separate financial statements of any of our subsidiaries would be required by the rules of the SEC (or any other governmental agency) due to the fact that such subsidiary’s capital stock or other securities secure the notes, then such capital stock or other securities will automatically be deemed not to be part of the collateral securing the notes to the extent necessary to not be subject to such requirement. As a result, holders of the notes could lose a portion of their security interest in the capital stock or other securities while any such rule is in effect. The provisions described above would have the effect of limiting the amount of capital stock of T-Netix, Evercom and Syscon that constitutes collateral to, in each case, 19.9% of the outstanding capital stock.

The indenture and revolving credit facility contain covenants that can limit the discretion of our management in operating our business and could prevent us from capitalizing on business opportunities and taking other corporate actions.

The indenture, our revolving credit facility and the senior subordinated debt financing agreements impose significant operating and financial restrictions on us. These restrictions will limit or restrict, among other things, our and most of our subsidiaries’ ability to:

•	incur additional debt and issue certain types of preferred stock;

•	make restricted payments, including paying dividends on, redeeming, repurchasing or retiring our capital stock;

•	make investments and prepay or redeem debt;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans or transfer assets to us;

•	create liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	engage in transactions with affiliates;

•	engage in sale and leaseback transactions;

•	make capital expenditures;

•	engage in business other than telecommunications businesses; and

•	consolidate or merge.

In addition, the indenture governing the notes, our revolving credit facility and our senior subordinated debt financing agreements require, and any future credit facilities may require, us to comply with specified financial covenants, including, in each case, interest coverage ratios and, in the case of our revolving credit facility, minimum EBITDA levels and capital expenditure limits. Our ability to comply with these covenants may be affected by events beyond our control. Furthermore, the indenture governing the notes requires us to use a significant portion of our cash generated from operations to make an offer to purchase notes on a pro rata basis. The restrictions contained in the indenture, our revolving credit facility and the senior subordinated debt financing agreements could:

•	limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, enter into acquisitions or engage in other business activities that would be in our interest.

A breach of any of the covenants contained in our revolving credit facility or any other future credit facilities, or our inability to comply with the financial ratios could result in an event of default, which would allow the lenders to declare all borrowings outstanding to be due and payable, which would in turn trigger an event of default under the indenture. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings. If the amounts outstanding under our revolving credit facility or the notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. As of September 30, 2007, we were not in compliance with our revolving credit facilities and were required to obtain a waiver of the default. We also amended the revolving credit facility to provide that any equity issue be added to EBITDA (as defined in the revolving credit facility) for the fourth quarter of 2007 through 2008.

We are a holding company and we may not have access to sufficient cash to make payments on the notes. In addition, the notes are effectively subordinated to the liabilities of our subsidiaries.

Securus Technologies, Inc., the issuer of the notes, is a holding company with no direct operations. Its principal assets are the equity interests it holds, directly and indirectly, in its subsidiaries. Since all of our operations are conducted through our subsidiaries, our ability to service our indebtedness, including the notes, will be dependent upon the earnings of our subsidiaries and the distribution of those earnings, or upon loans or other payments of funds, by our subsidiaries to us. Our subsidiaries are legally distinct from us and have no obligation to pay amounts due on our debt or to make funds available to us for such payment. The payment of dividends and the making of loans and advances to us by our subsidiaries may be subject to various restrictions, including restrictions under our working capital facility more fully described below. In addition, the ability of our subsidiaries to make such payments or advances to us may be limited by the laws of the relevant jurisdictions in which our subsidiaries are organized or located, including, in some instances, by requirements imposed by regulatory bodies that oversee the telecommunications industry in such jurisdictions. In certain circumstances, the prior or subsequent approval of such payments or advances by our subsidiaries to us is required from such regulatory bodies or other governmental entities. The notes, therefore, without giving effect to any guarantees of the notes, will be effectively subordinated to creditors (including trade creditors) of our subsidiaries. Although the indenture contains limitations on the amount of additional indebtedness that we and our restricted subsidiaries may incur, the amounts of such indebtedness could be substantial and such indebtedness may be First-Priority Lien Obligations. In addition, each of our subsidiaries has other liabilities, including contingent liabilities (including the guarantee obligations under our revolving credit facility and the senior subordinated debt financing) that may be significant.

In addition, our revolving credit facility will restrict all payments from our subsidiaries to us during the continuance of a payment default and will also restrict payments to us for a period of up to 180 days during the continuance of a non-payment default.

Our revolving credit facility is, and future credit facilities may be, guaranteed by our domestic restricted subsidiaries and certain foreign subsidiaries. Although the indenture contains limitations on the amount of additional indebtedness that we and our restricted subsidiaries may incur, the amounts of such indebtedness could be substantial and such indebtedness may be secured. As of December 31, 2007, we would have been able to incur approximately $19.5 million of additional secured debt constituting First-Priority Lien Obligations under our revolving credit facility.

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

Upon the occurrence of a change of control, we will be required to make an offer to repurchase all outstanding notes. In addition, our revolving credit facility contains prohibitions of certain events that would constitute a change of control or require such senior indebtedness to be repurchased or repaid upon a change of control. Moreover, the exercise by the holders of their right to require us to repurchase the notes could cause a default under such agreements, even if the change of control itself does not, due to the financial effect of such repurchase on us. Under any of these circumstances, we cannot assure you that we will have sufficient funds available to repay all of our senior debt and any other debt that would become payable upon a change of control and to repurchase the notes. Our failure to purchase the notes would be a default under the indenture, which would in turn trigger a default under our revolving credit facility. We would need to refinance our revolving credit facility or cure the defaults thereunder before making the change of control offer.

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

The right of the administrative agent of the First Lien Priority Obligations to repossess and dispose of the collateral securing the notes upon acceleration is likely to be significantly impaired by federal bankruptcy law if bankruptcy proceedings are commenced by or against us or any of our subsidiaries prior to or possibly even after the administrative agent has repossessed and disposed of the collateral. Under the U.S. Bankruptcy Code, a secured creditor, such as the administrative agent, is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from a debtor, without bankruptcy court approval. Moreover, bankruptcy law permits the debtor to continue to retain and to use collateral, and the proceeds, products, rents or profits of the collateral, even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security, if and at such time as the court in its discretion determines, for any diminution in the value of the collateral as a result of the stay of repossession or disposition or any use of the collateral by the debtor during the pendency of the bankruptcy case. In view of the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments under the notes could be delayed following commencement of a bankruptcy case, whether or when the administrative agent would repossess or dispose of the collateral, or whether or to what extent holders of the notes would be compensated for any delay in payment or loss of value of the collateral through the requirements of “adequate protection.” Furthermore, in the event the bankruptcy court determines that the value of the collateral is not sufficient to repay all amounts due on the notes, the holders of the notes would have “undersecured claims” as to the difference. Federal bankruptcy laws do not permit the payment or accrual of interest, costs and attorneys’ fees for “undersecured claims” during the debtor’s bankruptcy case.

Risk Factors Relating to Our Business

We did not generate sufficient cash from operations in 2007 to comply with the financial covenants in the indenture for our Second-Priority Senior Secured Notes.

If we are unable to generate sufficient cash from operations, we may not be able to meet our obligations under our credit facilities. We did not generate sufficient cash from operations to maintain a Credit Facility Coverage Ratio above 1.75 for the third and fourth quarters of 2007, as required by the indenture for our Second-Priority Senior Secured Notes. The Credit Facility Coverage Ratio is calculated by dividing Credit Facility Cash Flow (as defined) by Credit Facility Interest Expense (as defined) and is calculated on a pro forma basis for the impact of acquisitions, such as our acquisition of Syscon in June 2007. The indenture provides that two consecutive quarters of non-compliance with the Credit Facility Coverage Ratio will cause a default. The definition of the Credit Facility Coverage Ratio provides that the proceeds from equity we issue are added to Credit Facility Cash Flow. In order to avoid a default under the indenture, we issued $10.2 million of Series A Redeemable Convertible Preferred Stock to our stockholders, H.I.G.-TNetix, Inc.

Our inability to maintain the minimum Credit Facility Coverage Ratio was due primarily to (a) new customer contracts being awarded later than we expected, (b) declines in our telecommunications and solutions revenues, and (c) increases in our selling, general and administrative costs. With respect to the latter, we have implemented certain cost cutting measures, including headcount reduction, primarily in our field service personnel, decreases in line and long distance costs and an increase in our prepaid collections. Although we believe our cost cutting measures together with recent new direct provisioning business and an increase in our offender management installations will increase our cash from operations, they may not be sufficient to offset the impact of the recent economic downturn and the expected decline in our telecommunications and solutions revenues. Consequently, although we expect to be to be able to meet our obligations through 2008, there is no guarantee that we will generate sufficient cash from operations to do so.

Our financial results are dependent on the success of our billing and bad debt risk management systems.

The inmate telecommunications business is subject to significant risk of bad debt or uncollectible accounts receivable. In 2007, our direct provisioning bad debt expense was approximately 11% of our direct provisioning revenues. Most calls are collect calls paid by the called or billed party. Historically, such billed party’s ability to pay for collect calls has been tied to the economic conditions, and unemployment rates in particular, that exist in their community. Our exposure to bad debt risk increases as unemployment rises and the economy worsens. In other cases, the billed party may still be unable or unwilling to pay for the call. With the recent economic downturn, this risk is increased.

We bill for our direct and Solutions services through LECs and billing aggregators, which aggregate our charges with other service providers and bill through the applicable LEC. Our agreements with the LECs and the billing aggregators specify that the LECs get paid their portion of a bill prior to ours and we share the remaining risk of nonpayment with other non-LEC service providers. In certain circumstances, LECs are unable to trace the collect call to a proper billed number and the call is unbillable. We are also subject to the risks that the LEC decides not to charge for a call on the basis of billing or service error and that we may be unable to retain our current billing collection agreements with LECs, many of which are terminable at will.

There is a significant lag time (averaging six to nine months) between the time a call is made and the time we learn that the billed party has failed to pay for a call. During this period, we may continue to extend credit to the billed party prior to terminating service and thus increase our exposure to bad debt. Additionally, because of the significant lag time, deteriorating trends in collection rates may not be immediately visible and bad debt may therefore increase prior to our ability to adjust our algorithms and reduce credit limits. This risk is heightened considering the recent economic downturn. We seek to minimize our bad debt expense by using multi-variable algorithms to adjust our credit policies and billing. In 2007 we enhanced our bad debt management systems by reducing the processing time of call records through our back office systems. We cannot assure you that these initiatives will be successful or that our algorithms are accurate or will remain accurate as circumstances change. Moreover, to the extent we overcompensate for bad debt exposure by limiting credit to billed parties, our revenues and profitability may decline as we allow fewer calls to be made. To the extent our billing and bad debt risk management systems are less than effective or we are otherwise adversely affected by the foregoing factors, our financial position, results of operations.

We expect significant declines in our solutions and telecommunications revenues, which if not replaced by direct call provisioning or other revenues, could have an adverse impact on our financial condition.

We expect our telecommunications and solutions revenues to decrease significantly over the next few years, which accounted for approximately 11% of our revenues in 2007. Our solutions and telecommunications customers have historically been comprised of large telecommunications carriers, which began exiting the inmate telecommunications business in early 2005. Since their exit, the larger county and state facilities that they served are increasingly being serviced by independent inmate communications companies. As a result, our solutions revenues decreased by approximately $9.2 million, or 20.1%, and our telecommunications revenues decreased by approximately $5.7, or 42.7%, from 2006 to 2007. Global Tel*Link comprised 74% of our solutions revenue and 34% of our telecommunications revenue in 2007. Global has been decreasing the services we provide to it in accordance with its existing agreements. Global’s master agreement with us expired on March 1, 2008 and we will stop providing services to them as their underlying agreements expire. As a result, we expect our solutions and telecommunications businesses to continue to decline significantly.

We are dependent on third party vendors for our information, billing and offender management systems.

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

We also license critical third-party software for our offender management products that we incorporate into our own software products and are likely to incorporate additional third-party software into our new product offerings. The operation of our products would be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software. If the cost of licensing any of these third-party software products significantly increases, our gross margin levels could significantly decrease.

Our right to use these systems is dependent upon license agreements with third party vendors. Some of these agreements are cancelable by the vendor, and the cancellation or nonrenewable nature of these agreements could impair our ability to process orders, bill our customers or sell our offender management products. Since we rely on third party vendors to provide some of these services or products, any switch in vendors could be costly and could affect operating efficiencies.

Additionally, if our relations with any of our third-party information and offender management systems providers are impaired or the third-party software infringes upon another party’s intellectual property rights, our business could be harmed. Although these third party software vendors generally indemnify us against claims that their technology infringes on the proprietary rights of others, such indemnification is not always available for all types of intellectual property. Sometimes software vendors are not well capitalized and may not be able to indemnify us in the event that their technology infringes on the proprietary rights of others. Defending such infringement claims, regardless of their validity, could result in significant cost and diversion of resources. As a result, we may face substantial exposure to liability in the event that technology we license from a third-party infringes on another party’s proprietary rights.

We may face challenges in integrating Syscon and may not realize the expected benefits of the acquisition.

Our future success, and our ability to pay interest and principal on the notes, will depend in part on our ability to integrate Syscon into our business. Every acquisition involves integrating the operations of two separate and distinct companies and management teams as well as implementing our operating and growth strategies. The acquisition and integration of Syscon involves a number of special risks including:

•	failure of Syscon to achieve the results we expect;

•	potential disruption of our business;

•	greater demands on our management and administrative resources;

•	difficulties and unexpected costs in integrating Syscon’s operations, personnel, services, technologies and other systems;

•	possible unexpected loss of key employees, customers and suppliers;

•	unanticipated liabilities and contingencies of Syscon

If we are unable to integrate or manage Syscon successfully, we may not realize our anticipated revenue growth, which may result in reduced profitability or operating losses and may materially and adversely affect our business, financial condition and results of operations.

A number of our customers individually account for a large percentage of our revenues, and therefore the loss of one or more of these customers could harm our business.

If we lose existing customers and do not replace them with new customers, our revenues will decrease and may not be sufficient to cover our costs. For the year ended December 31, 2007, Global Tel*Link accounted for approximately 8% of our total revenues and our top five customers accounted for approximately 22.6%, of our total revenues. Our master agreement with Global expired on March 1, 2008. Global has been reducing the services we provide to them throughout the term of the master agreement and we expect Global to stop using our services entirely. If we do not replace Global with other customers or if we lose one or more other significant customers, if our telecommunications revenue decreases faster than we expect, or, if we cannot transition our subcontracts to prime contracts, our revenues will be adversely affected, which could harm our business.

Our success depends on our ability to protect our proprietary technology and ensure that our systems are not infringing on the proprietary technology of other companies.

Our success depends to a significant degree on our protection of our proprietary technology, particularly in the areas of three-way call prevention, automated operators and call processing technology, bad debt risk management, revenue generation and ancillary products and services. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. Although we have taken steps to protect our proprietary technology, these steps may be inadequate. We rely on a combination of patent and copyright law and non-disclosure agreements to establish and protect our proprietary rights in our systems. However, existing trade secret, patent, copyright and trademark laws offer only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use trade secrets or other information we regard as proprietary. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings would be burdensome and expensive and could involve a high degree of risk.

We cannot assure you that a third party will not accuse us of infringement on their intellectual property rights. There has been litigation in the telecommunications industry regarding alleged infringement of certain of the technology used in internet telephony services. Although this litigation involves companies unrelated to us, and we believe, technology different from ours, it is possible that similar litigation could be brought against us in the future. Certain parties to such litigation have significantly greater financial and other resources than us. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is not valid, and could perhaps prevent us from adequately defending the claim. Such a claim would also distract our management from our business. A claim may also result in a judgment involving substantial damages or an injunction or other court order that could prevent us from selling our products and services or operating our network architecture. Any of these events could have a material adverse effect on our business, operating results and financial condition.

We may not be able to adapt successfully to new technologies, to respond effectively to customer requirements or to provide new services.

The communications and software industries, including inmate communications and offender management systems are subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. As a result, it is difficult for us to estimate the life cycles of our products. Technological developments may reduce the competitiveness of our services and require unbudgeted upgrades, significant capital expenditures and the procurement of additional services that could be expensive and time consuming. To the extent our existing or future competitors are successful in developing competitive technologies, including through deployment of the packet based architecture that we believe provides us with a competitive advantage, our competitive position, market share and the price we receive for services may be adversely affected. To be competitive, we must develop and introduce product enhancements and new products. New products and new technology often render existing information services or technology infrastructure obsolete, excessively costly, or otherwise unmarketable. As a result, our success depends on our ability to create and integrate new technologies into our current products and services and to develop new products. If we fail to respond successfully to technological changes or obsolescence or fail to obtain access to important new technologies, we could lose customers and be limited in our ability to attract new customers or sell new services to our existing customers. The failure to adapt to new technologies could have a material adverse effect on our business, financial condition and results of operations.

The successful development of new services, which is an element of our business strategy, is uncertain and dependent on many factors, and we may not generate anticipated revenues from such services. In addition, as communications networks are modernized and evolve from analog-based to digital-based systems, certain features offered by us may diminish in value. We cannot guarantee that we will have sufficient technical, managerial or financial resources to develop or acquire new technology or to introduce new services or products that would meet our customers’ needs in a timely manner.

Our business could be adversely affected if our products and services fail to perform or be performed properly.

Products as complex as ours may contain undetected errors or “bugs,” which could result in product failures or security breaches and render us unable to satisfy customer expectations. Further, our products must integrate with the many computer systems and software programs of our customers. Any failure of our systems or an inability of our customer to implement our products could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we test our products and maintain general liability insurance, including coverage for errors and omissions, we cannot assure you that we will detect every error or that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The occurrence of errors could result in a loss of data to us or our customers, which could cause a loss of revenues, failure to achieve acceptance, diversion of development resources, injury to our reputation, or damages to our efforts to build brand awareness, any of which could have a material adverse effect on our market share and, in turn, our operating results and financial condition.

A system failure could cause delays or interruptions of service, which could cause us to lose customers.

To be successful, we will need to continue to provide our customers with reliable service. Some of the events that could adversely affect our ability to deliver reliable service include:

•	physical damage to our network operations centers;

•	disruptions beyond our control;

•	power surges or outages; and

•	software defects.

Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur unexpected expenses.

We are dependent on the communications industry, which subjects our business to risks affecting the communications industry generally.

Although we focus on the inmate communications industry, our business is directly affected by risks facing the communications industry in general. The communications industry has been, and we believe it will continue to be, characterized by several trends, including the following:

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

The market for communications services is highly competitive. Our ability to compete successfully in our markets will depend on several factors, including the following:

•	how well we market our existing services and develop new technologies;

•	the quality and reliability of our network and service;

•

our ability to anticipate and respond to various competitive factors affecting the communications industry, including a changing regulatory environment that may affect us differently from our competitors, pricing strategies and the introduction of new competitive services by our competitors, changes in consumer preferences, demographic trends and economic conditions; and

•	our ability to successfully defend claims against us.

Competition could intensify as a result of new competitors and the development of new technologies, products and services. Some or all of these risks may cause us to have to spend significantly more in capital expenditures than we currently anticipate in order to keep existing, and attract new, customers.

Many of our competitors, such as RBOCs, LECs and IXCs, such as Verizon/MCI and Embarq, have brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours. In addition, due to consolidation and strategic alliances within the communications industry, we cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Increased competition from existing and new entities could lead to higher commissions paid to correctional facilities, loss of customers, reduced operating margins or loss of market share.

Most of our customers are governmental entities that require us to adhere to certain policies that may limit our ability to attract and retain customers.

Our customers include U.S. and foreign federal, state and local governmental entities responsible for the administration and operation of correctional facilities. We are subject, therefore, to the administrative policies and procedures employed by, and the regulations that govern the activities of, these governmental entities, including policies, procedures, and regulations concerning the procurement and retention of contract rights and the provision of services. Our operations may be adversely affected by the policies and procedures employed by, or the regulations that govern the activities of, these governmental entities and we may be limited in our ability to secure additional customer contracts, renew and retain existing customer contracts, and consummate acquisitions as a result of such policies, procedures and regulations.

Our offender management software’s lengthy sales cycle and limited number of large non-recurring licenses sales make it difficult to predict quarterly revenue levels and operating results.

It is difficult for us to forecast the timing and recognition of revenues from sales of our offender management products because our existing and prospective customers often take significant time evaluating our products before licensing them. The sales process for our offender management software products is lengthy and can exceed one year. License and implementation fees for our offender management software products tend to be substantial when they occur. Additionally, the purchasing of our offender management software products is relatively discretionary and the purchasing decision typically involves members of our customers’ senior management. Accordingly, the timing of our license revenues is difficult to predict. The delay of an order could cause our quarterly revenues to fall substantially below our expectations and those of public market analysts and investors. Moreover, to the extent that we succeed in shifting customer purchases away from individual software products and toward more costly integrated suites of software and services, our sales cycle may lengthen, which could increase the likelihood of delays and cause the effect of a delay to become more pronounced. Delays in our offender management software sales could cause significant shortfalls in our revenues and operating results for any particular period. The period between initial customer contact and a purchase by a customer may vary from nine months to more than one year. During the evaluation period, prospective customers may decide not to purchase or may scale down proposed orders of our products for various reasons, including:

•	reduced demand for offender management software solutions;

•	introduction of products by our competitors;

•	lower prices offered by our competitors; and

•	reduced need to upgrade existing systems.

Additionally, because our customers and potential customers are federal, state and local government agencies that may have limited funds allocated to information technology, decreases in any of our customer’s budgets for information technology could result in order cancellations that could have a significant adverse affect on our revenues and quarterly results.

We may not be successful in convincing potential customers to migrate to our products.

Many correctional institutions have historically used internally developed software for their offender management systems and to manage other resources. These institutions may not be willing to incur the costs or invest the resources necessary to initially implement our software products or complete upgrades to current or future releases of our products. Consequently, it may be difficult for us to convince these institutions to make substantial capital expenditures to migrate to our products. This may impede our ability to increase our market share in existing markets as well as penetrate other geographic markets or to generate new or recurring revenues.

Our international operations and sales subject us to risks associated with unexpected events.

The international reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances. The following factors, among others, could adversely affect our business and earnings:

•	failure to properly comply with foreign laws and regulations applicable to our foreign activities including, without limitation, software localization requirements;

•

compliance with multiple and potentially conflicting regulations in Europe, Australia and North America, including export requirements, tariffs, import duties and other trade barriers, as well as intellectual property requirements;

•	difficulties in managing foreign operations and appropriate levels of staffing;

•	longer collection cycles;

•	seasonal reductions in business activities, particularly throughout Europe;

•	reduced protection for intellectual property rights in some countries;

•	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;

•	anti-American sentiment due to the war in Iraq and other American policies that may be unpopular in certain countries;

•	difficulties in enforcing agreements through foreign legal systems;

•

fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency;

•	changes in general economic and political conditions in countries where we operate; and

•	restrictions on downsizing operations in Europe and expenses and delays associated with any such activities.

Regulatory Risks

The FCC is currently reviewing challenges and alternatives to the exclusive-provider system that, if implemented, could have an adverse effect on our business.

Most correctional facilities grant exclusive contracts to a single provider of inmate telecommunications services. The FCC has opened several rulemaking proceedings that question whether the current regulatory regime applicable to the provision of inmate telecommunications services is responsive to the needs of correctional facilities, inmate telecommunications service providers, the inmates and their families. Parties participating in these proceedings generally include prison inmates and their families, parties receiving calls from inmates, several national inmate advocacy organizations such as Citizens United for the Rehabilitation of Errants and providers of inmate telecommunications services. In general, the position of those challenging the current regulatory regime is that inmate telecommunications service rates are excessive due to lack of competitive market forces and that the FCC should make the exclusive service arrangements unlawful, permit open access by multiple inmate telecommunications service providers, establish rate caps, prohibit commissions to correctional facilities and mandate the offering by inmate telecommunications service providers of debit (prepaid) card alternatives to collect calling. Such a regime would require a new and complex set of federal regulations that, if adopted, could immediately reduce our revenues derived from existing contracts and could lead to increased costs associated with regulatory compliance. Moreover, if implementation of these regulations leads to technological or structural changes in the industry, it could render our technology obsolete, diminish the value of our intellectual property and our customer relationships and lead to a reduction of volume and profitability of calls originating from correctional facilities.

We operate in a highly regulated industry, and are subject to restrictions in the manner in which we conduct our business and a variety of claims relating to such regulation.

Our operations are subject to federal regulation, and we must comply with the Communications Act of 1934, as amended, and FCC regulations promulgated thereunder. We are also subject to the applicable laws and regulations of various states and other state agencies, including regulation by public utility commissions. Federal laws and FCC regulations generally apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over telecommunications that originate and terminate within the same state. Generally, we must obtain and maintain prior authorization from and/or register with, regulatory bodies in most states where we offer intrastate services and must obtain or submit prior regulatory approval of rates, terms and conditions for our intrastate services in most of these jurisdictions. We are also in some cases required, along with other telecommunications providers, to contribute to federal and state funds established for universal service, number portability, payphone compensation and related purposes. Laws and regulations in this industry such as those identified above, and others including those regulating call recording and call rate announcements, and billing, collection, customer collection management, and solicitation practices are all highly complex and burdensome, making it difficult to always be in complete compliance. The difficulty is sometimes exacerbated by technology issues. Although we actively seek to comply with all laws and regulations and remedy areas in which we become aware of non-compliance, we may not always be in full compliance with all regulations applicable to us. Once non-compliance is identified, remedies are sought, but we may not always remain in compliance with all future applicable requirements. Failure to comply with these requirements can result in potentially significant fines, penalties, regulatory sanctions and claims for substantial damages. Claims may be widespread, as in the case of class actions commenced on behalf of inmates or the called parties of inmates. Significant fines, penalties, regulatory sanctions and damage claims could be material to our business, operating results and financial condition. Additionally, regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. Future regulatory, judicial or legislative activities may have an adverse effect on our operations or financial condition, and domestic or international regulators or third parties may raise material issues with regard to our compliance or non-compliance with applicable regulations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located in, and a portion of our operations are conducted from, leased premises located at 14651 Dallas Parkway, Suite 600, Dallas, Texas 75254-8815. We also lease additional regional facilities from which we conduct our operations located in Bedford, Massachusetts; Raleigh, North Carolina; Irving, San Antonio and Allen, Texas; Atlanta, Georgia; Foxboro, Massachusetts; Springfield, Illinois; and Camp Hill, Pennsylvania. We use our Irving facility as a warehouse location, the Allen and Atlanta locations as data centers, and the other facilities as regional sales offices. We also have offices in London, Sacramento and Sydney, Australia and Richmond, British Columbia. We believe that our facilities are suitable and the space contained by them adequate for their respective operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time we have been, and expect to continue to be, subject to various legal and administrative proceedings or various claims in the normal course of business. We believe the ultimate disposition of these matters will not have a material affect on our financial condition, liquidity, or results of operations.

From time to time, inmate telecommunications providers, including us, are parties to judicial and regulatory complaints and proceedings initiated by inmates, consumer protection advocates or individual called parties alleging, among other things, that excessive rates are being charged with respect to inmate collect calls, that commissions paid by inmate telephone service providers to the correctional facilities are too high, that a call was wrongfully disconnected, that security notices played during the call disrupt the call, that the billed party did not accept the collect calls for which they were billed or that rate disclosure was not provided or was inadequate. We are also on occasion the subject of regulatory complaints regarding our compliance with various matters including tariffing, access charges and payphone compensation requirements and rate disclosure issues.

In June 2000, T-NETIX was named, along with AT&T, in a lawsuit in the Superior Court of King County, Washington, in which two private citizens allege violations of state rules requiring pre-connect audible disclosure of rates as required by Washington statutes and regulations. T-Netix and other defendants successfully obtained dismissal and a "primary jurisdiction" referral in 2002.  In 2005, after several years of inactivity before the Washington Utilities and Transportation Commission -- the state telecommunications regulatory agency -- T-Netix prevailed at the trial court in securing an Order entering summary judgment on grounds of lack of standing, but that decision was reversed by an intermediate Washington state appellate court in December 2006.  T-Netix’s subsequentPetition for Review by the Washington Supreme Court was denied in January 2008, entitling plaintiffs to continue to pursue their claims against T-Netix and AT&T. Currently pending before the trial court are motions by plaintiffs to vacate the prior summary judgment and to reinstate the primary jurisdiction referral, and a second motion by AT&T for summary judgment. T-Netix has opposed the plaintiffs' motion in part and intends, at the appropriate time, to oppose AT&T's motion as well.  Given the absence of any significant judicial discovery to date, however, we cannotestimate the company's potential exposure or predict the outcome of this dispute.

In September 2004, TIP Systems, LLC and TIP Systems Holdings Co., Inc. (“TIPS”) filed suit in the United States District Court for the Southern District of Texas (Houston Division) against numerous defendants including us. In TIPS, we, along with other inmate telecommunications providers, were alleged to have infringed on patents concerning “cord-free” or “hands-free” inmate phone technology. This lawsuit against us was dismissed on March 1, 2007, when our motion for summary judgment was granted on the issue of non-infringement. TIPS has appealed to the U.S. Court of Appeals, and oral arguments before the Appellate Court are set for April 9, 2008. Additionally, TIPS has filed a lawsuit in the Southern District of Texas against us which alleges substantially similar allegations concerning patent infringement claims for “cord-free” or “hands-free” inmate phone technology. This lawsuit against us was similarly dismissed on January 10, 2008, when our motion for summary judgment was granted on the issues of non-infringement and a finding that we were not a proper defendant in the lawsuit. TIPS has indicated that it plans to appeal this order to the U.S. Court of Appeals.

In October 2003, Value-Added Communications, Inc. (“VAC”) filed suit in the District Court of Dallas County, Texas against our subsidiary T-NETIX for alleged breach of a Patent License Agreement between VAC and T-NETIX (the “Agreement”). VAC filed the lawsuit seeking, among other things, an interpretation of certain provisions of the Agreement, a declaration that the Agreement remains in effect, a license to any of T-NETIX’s improvements to the originally licensed technology, and an award of its attorneys’ fees. T-NETIX filed counter-claims against VAC for, among other things, VAC’s breach of various provisions in the contract including, but not limited to, failure to assign certain improvements in technology that VAC has allegedly developed since 1996. After the jury for the trial announced that they were deadlocked, the judge granted a mistrial. The new trial is set for August 5, 2008. T-NETIX will continue to proceed against VAC on its affirmative claims for VAC’s failure to assign its improvements and additions and other breaches of the Patent License Agreement and will continue to vigorously defend against VAC’s claim for attorneys’ fees and VAC’s efforts to have the Court declare that the Patent License Agreement remains in effect. We cannot evaluate the likelihood of any outcome or make a reasonable estimate of range of potential loss at this time.

In April 2005, we filed suit in the United States District Court for the Northern District of Texas against VAC for patent infringement. VAC filed an answer and a counterclaim in this matter. VAC seeks declaratory judgments as to non-infringement and invalidity. Discovery is on-going at this time. Trial in this matter is set for February 2, 2009. We cannot evaluate the likelihood of any outcome at this time.

In November 2005, we filed suit in the District Court of Dallas County, Texas, against AGM Telecom Corporation and former employees of our various affiliates, and related individuals, including David McEvilly, George McNitt, Thomas Miller, Steven Capitano, Brian Dietert, AGM Telecom Corporation, Christopher McNitt, Robert G. Sargeant, James F. Winstead, Pablo Xiques, Henry Chang, and Mie Mie Chang, alleging, among other things, breach of contract and misappropriation of trade secrets. In the lawsuit, various defendants have counterclaimed for alleged violations of the Texas Business & Commerce Code, disparagement, defamation, and tortious interference. Some defendants moved to stay the case and requested the court compel arbitration of the matter, which request was granted, and some defendants filed special appearances objecting to the court’s jurisdiction. In mid January 2008, the Court granted the special appearances of Sargeant, Winstead and Chang, due to their lack of contacts with Texas and dismissed them from the case. The parties have since agreed to abate the state court litigation and submit all claims between the company and the remaining defendants to arbitration. We have denied any wrongdoing with respect to the alleged counterclaims and will vigorously defend each and every counterclaim asserted by the defendants. We cannot evaluate the likelihood of any outcome at this time.

In October 2006, we filed suit in the U.S. Federal District Court for the Eastern District of Texas against Global Tel*Link Corporation; AGM Telecom Corporation; Inmate Calling Solutions, Inc.; and FSH Communications, LLC for patent infringement of several patents related to the inmate correctional services and telecommunications industry by each such defendant. In November 2007, Inmate Calling Solutions, Inc. entered into a Settlement Agreement and Mutual Release, and a Patent License Agreement with us, and was dismissed from the suit. We cannot evaluate the likelihood of any outcome as to the remaining defendants at this time.

In May 2007, GlobalTel*Link Corporation brought a declaratory judgment action in Montgomery County Circuit Court in Alabama, against the State of Alabama, the Alabama Department of Finance, Isaac Kervin (Director of Purchasing), and T-NETIX,Inc regarding the Inmate Phone Services contract award. On June 5, 2007, the Judge entered an order that there is a valid, binding contract between the State and GTL and that the State shall fully comply with the contract, and that the effective date of the contract shall be June 1, 2007. On July 16, 2007, the State filed a Motion (and Amended Motion) to Stay Execution Pending Appeal, which the court denied on July 25, 2007. The State filed a Motion to Stay Execution Pending Appeal before the Supreme Court of Alabama on July 30, 2007. T-Netix filed its Joinder in the State’s Motion to Stay on August 1, 2007. Appellate briefing has been filed and the parties await the ruling of the Supreme Court of Alabama. T-Netix has not admitted any wrongdoing and has vigorously denied each and every allegation in the case. No evaluation of the likelihood of any outcome or reasonable estimate of range of potential loss can be made at this time.

In July 2007, GlobalTel*Link Corporation filed suit in the Circuit Court of Montgomery County against T-Netix Inc., the State of Alabama, and the Alabama Department of Finance and Alabama Department of Corrections. This proceeding relates to the protest matter in Alabama. We filed a Motion to Dismiss, which was denied; however, Global conceded that several of its claims were not viable, and in its amended complaint included only one count, the intentional interference with business and contractual relations claim. Both parties agreed that the appeal of the Alabama Protest Matter could be dispositive, or at least highly persuasive, of the outcome of this second lawsuit; therefore, the Judge agreed to hold off on setting any scheduling deadlines and recently postponed the trial date of August 4, 2008. The Judge also ordered the parties to mediate the case, but did not specify a deadline. T-Netix has not admitted any wrongdoing and has vigorously denied each and every allegation in the case. No evaluation of the likelihood of any outcome or reasonable estimate of range of potential loss can be made at this time.

In March 2007, the FCC asked for public comment on a proposal from an inmate advocacy group to impose a federal rate cap on interstate inmate calls. This proceeding could have a significant impact on the rates that we and other companies in the inmate telecommunications business may charge. Although similar proposals have been pending before the FCC for more than three years without action by the agency, this newest proceeding is nonetheless in its early stages, and we cannot predict the outcome at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.  Our common stock is not registered and there is currently no established public trading market for our issued and outstanding equity securities.

Holders of Record.  As of March 3, 2008, the Company had 3 holders of Series A Redeemable Convertible Preferred Stock, 11 holders of its Common Stock and 12 holders of its Class B Common Stock. In December 2007, Securus effected a 1 for 1,000 reverse stock split for its Common Stock and Class B Common Stock in connection with the issuance of the Series A Redeemable Convertible Preferred Stock.

Dividends.  We have never declared or paid any cash dividends on our common stock.  Our Series A Redeemable Convertible Preferred Stock accrues dividends at 12.5% annually. We currently intend to retain earnings, if any, to support our business strategy and do not anticipate paying cash dividends in the foreseeable future.  Payment of future dividends, if any, will be at the sole discretion of our board of directors after taking into account various factors, including restrictions on our ability to pay dividends, our financial condition, operating results, capital requirements and any plans for expansion.  Our revolving credit facility, the indenture governing our Second-priority Senior Secured Notes, and the note purchase agreement governing our senior subordinated notes contain certain negative covenants that restrict our ability to declare dividends. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Debt and Other Obligations.”

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of Securities
	Number of		remaining available
	securities		for future issuance
	to be issued	Weighted-average	under equity
	upon exercise	exercise price	compensation plans
	of outstanding	of outstanding	(excluding securities
	options, warrants	options, warrants	reflected in
Plan category	and rights (1)(2)	and rights	column (a)
Equity compensation plans approved by security holders	73.49	$.01	74,926.51
Equity compensation plans not approved by security holders (1)	-	-	-
Total	73.49	$.01	74,926.51
(1)

Our only equity compensation plan is our 2004 restricted stock plan which has been approved by shareholders. There are 75,000 shares authorized under the plan. During the fourth quarter of 2007, and prior to a 1 for 1,000 reverse stock split, we issued 4,940 shares of Class B Common Stock pursuant to our 2004 Restricted Stock Purchase Plan, which resulted in us issuing 2,021 more shares of Class B Common Stock than were authorized by the plan and our certificate of incorporation at that time. Our stockholders have ratified the over-issuance. On December 15, 2007, in connection with our issuance of Series A Redeemable Convertible Preferred Stock, our shareholders approved the equivalent of a 1 for 1,000 reverse stock split and approved an amendment to our certificate of incorporation. We have elected to continue to authorize 75,000 shares of Class B Common Stock under the plan. Except as otherwise noted, all shares, options and warrants have been restated to give retroactive effect to the reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the split had occurred as of December 31, 2006.

(2)		Includes 73.49 shares of restricted stock issued under the 2004 restricted stock plan.

Unregistered Sales of Equity Securities. During the year ended December 31, 2007, we sold 11.4 restricted shares of Class B Common Stock at a purchase price of $10.00 per share pursuant to the 2004 Restricted Stock Plan to certain members of management.  The shares are subject to certain contractual limitations, including provisions regarding forfeiture and disposition, as provided in management’s respective Restricted Stock Purchase Agreements and the 2004 Restricted Stock Plan. The restricted period ends upon the occurrence of certain events or the lapse of time.  The sale of the Class B Common Stock was made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering, and regulations promulgated thereunder.

In connection with our acquisition of Syscon on June 29, 2007, we issued 45.6 shares of our Common Stock to Syscon’s sole stockholder. We issued these shares in reliance on Section 4(2) of the Securities Act of 1933, as amended.

On August 17, 2007, H.I.G. T-Netix, Inc., our majority stockholder, guaranteed a $5.0 million unsecured revolving credit facility for us. In connection with such guarantee, we issued warrants to purchase up to 14.5 shares of Common Stock. We issued these warrants in reliance on Section 4(2) of the Securities Act of 1933, as amended.The guarantee and the revolving credit facility were cancelled and H.I.G. T-Netix exercised its warrant in connection with our issuance of Series A Redeemable Convertible Preferred Stock discussed below. We had no borrowings under this facility.

On December 29, 2007 we issued 5,100 shares of Series A Redeemable Convertible Preferred Stock, par value $.01 per share, for $2,000 per share, or an aggregate of $10.2 million. H.I.G. T-Netix, Inc., our majority stockholder, and its affiliate purchased substantially all of the Series A Redeemable Convertible Preferred Stock. We issued these shares in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL INFORMATION AND OTHER DATA

The following selected consolidated historical financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K. The selected historical consolidated financial and other data presented below for the fiscal years ended December 31, 2005, 2006 and 2007 have been derived from our audited consolidated financial statements.

	Predecessor
			Period From
	For the Year	Period From	January 1,
	Ended	January 1	(Inception) to
	December 31,	To March 2,	December 31,	For the Year Ended December 31,
	2003	2004(1)	2004(2)	2005	2006	2007
Consolidated Statement of Operations
Operating revenues	$117.2	$17.4	$173.4	$377.2	$400.6	$390.0
Cost of service	75.7	11.4	130.9	289.0	308.8	300.9
Selling, general and administrative	26.3	3.6	27.5	48.5	52.4	58.4
Depreciation and amortization	11.9	1.6	13.2	23.9	30.3	37.1
Non-cash impairment of assets	0.7	0.3	50.6	-	-	-
Other operating expenses (3)	(0.4)	5.3	5.6	0.6	-	0.6
Income (loss) from operations	3.0	(4.8)	(54.4)	15.3	9.1	(7.0)
Other Income Expense:
Patent litigation settlement, net of expense (4)	9.9	-	-	-	-	-
Transaction expenses and other charges (5)	-	(5.4)	(1.0)	-	-	-
Interest and other expenses, net	(3.7)	(2.2)	(14.0)	(26.6)	(27.8)	(31.5)
Income (loss) from continuing operations before income taxes	9.2	(12.4)	(69.4)	(11.3)	(18.7)	(38.5)
Income tax expense (benefit)	2.7	(2.6)	(12.7)	(2.2)	1.4	1.9
Net income (loss) applicable to common stockholders	6.5	(9.8)	(56.7)	(9.1)	(20.1)	(40.4)
Other Financial Data:
Total direct provisioning revenues	$56.7	$9.6	$120.9	$303.2	$340.4	$337.4
Total solutions services revenues	-	-	18.5	47.4	45.7	36.5
Total telecommunications services revenues	50.6	7.6	30.3	25.3	13.4	7.7
Offender management software	-	-	-	-	-	7.9
Total equipment sales and other revenues	9.9	0.2	3.7	1.3	1.1	0.5

	Predecessor
			Period From
	For the Year	Period From	January 1,
	Ended	January 1	(Inception) to
	December 31,	To March 2,	December 31,	For the Year Ended December 31,
	2003	2004(1)	2004(2)	2005	2006	2007
Other Data:
Ratio of earnings to fixed charges	$2.9	$-	$-	$-	$-	$-
Deficiency of earnings to fixed charges	-	9.8	56.7	9.1	20.1	40.4
Consolidated Cash Flow Data:
Cash flows from operating activities	$26.8	$(3.8)	$(1.8)	$29.8	$19.1	$20.5
Cash flows from investing activities	(6.8)	(0.6)	(213.1)	(26.3)	(27.1)	(64.0)
Cash flows from financing activities (6)	(3.7)	(0.9)	216.7	(2.8)	6.0	46.5
Capital Expenditures	6.5	0.6	12.4	26.3	27.2	21.4
Balance Sheet Data (End of Period)
Cash and cash equivalents and restricted cash	$22.9	$17.6	$3.2	$4.0	$2.0	$3.6
Total current assets (7)	40.0	45.7	78.1	80.7	76.4	62.9
Net property and equipment	21.5	20.0	36.2	43.9	46.4	40.8
Total assets	68.9	74.7	272.1	266.9	259.6	292.1
Total long-term debt (including current portion)	19.2	18.3	189.9	198.0	210.6	263.3
Stockholders’ equity (deficit)	$35.2	$25.4	$(22.8)	$(31.9)	$(51.9)	$(88.9)

(1)	This column presents the data for T-Netix (Predecessor) for the 62-day period from January 1, 2004 to March 2, 2004, prior to our acquisition of T-Netix on March 3, 2004
(2)

This column does not include information for T-Netix (Predecessor) for the period from January 1, 2004 to March 2, 2004 prior to our acquisition of T-Netix on March 3, 2004, or information for Evercom for the period from January 1, 2004 to September 8, 2004, prior to our acquisition of Evercom on September 9, 2004

(3)	Gain on sale of assets, compensation expense on employee options, severance and restructuring costs, and loss on debt extinguishment
(4)	Reflects income from a one-time litigation settlement, net of legal expenses
(5)	Represents one-time transaction expenses related to Securus’ purchase of T-Netix on March 3, 2004, and Securus’ purchase of Evercom on September 9, 2004
(6)	The 2007 amount reflects $40 million of indebtedness incurred through the issuance of additional Second-priority Senior Secured Notes in connection with our acquisition of Syscon
(7)

Current assets decrease in 2007 from 2006, primarily as a result of a decline in receivables due to a significant increase in prepaid revenues as a percentage of total revenues, coupled with a decline in overall Direct and Solutions revenues

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our historical consolidated financial statements and related notes, our audited consolidated financial data and related notes and other financial information included elsewhere in this Form 10-K.

Overview

We are one of the largest independent providers of inmate telecommunications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities such as juvenile detention centers, private jails and halfway houses in the United States and Canada. As of December 31, 2007, we provided service to approximately 2,700 correctional facilities.

Our core business consists of installing, operating, servicing and maintaining sophisticated call processing systems in correctional facilities and providing related services. We enter into multi-year agreements (generally three to five years) directly with the correctional facilities in which we serve as the exclusive provider of telecommunications services to inmates. In exchange for the exclusive service rights, we pay a negotiated commission to the correctional facility based upon revenues generated by actual inmate telephone use. In addition, prior to the last several years, on larger contracts we have typically partnered with regional bell operating companies, or RBOCs, local exchange carriers, or LECs, and interexchange carriers, or IXCs as well as independent telecommunications companies, for which we provide our equipment and, as needed, back office support, including validation, billing and collections services, and charge a fee for such services. Based on the particular needs of the corrections industry and the requirements of the individual correctional facility, we also sell platforms and specialized equipment and services such as law enforcement management systems, call activity reporting and call blocking.

On June 29, 2007, we acquired all of the outstanding capital stock of Syscon Holdings Ltd., a British Columbia company and certain of its affiliates. Syscon is an enterprise software development company for the correctional facility industry. Syscon’s core product is a sophisticated and comprehensive software system utilized by correctional facilities and law enforcement agencies for complete offender management. Syscon’s system provides correctional facilities with the ability to manage and monitor inmate parole and probation activity and development at a sophisticated level.

Revenues

We derived approximately 85% and 87% of our revenues for the years ended December 31, 2006 and 2007, respectively, from our direct operation of inmate telecommunication systems and the provision of related services located in correctional facilities within 47 states including the District of Columbia. We enter into multi-year agreements under direct, or “prime” contracts with the correctional facilities, pursuant to which we serve as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, we pay a commission to the correctional facility based upon inmate telephone use. Our commission rates averaged approximately 44% and 45% of direct call provisioning revenues for the years ended December 31, 2006 and 2007, respectively. We install and generally retain ownership of the telephones and the associated equipment and provide additional services tailored to the specialized needs of the corrections industry and to the requirements of each individual correctional facility, such as call activity recording and call blocking. In our direct call provisioning business, we earn the full retail value of the call and pay corresponding line charges and commissions. As a result, our direct call provisioning business gross profit dollars are higher, but our gross profit margin is lower, than in our telecommunications and solutions services businesses.

We offer our solutions services and the sale of equipment to RBOCs, LECs, IXCs and independent telecommunications companies as customers, to support their telecommunication contracts with correctional facilities. We derived approximately 12% and 9% of our revenues for the years ended December 31, 2006 and 2007, respectively, from our solutions business. The solutions business consists of providing validation, uncollectible account management and billing services. In this business, accounts receivable generated from calls placed by inmates in correctional facilities are typically purchased from the third party inmate telecommunication providers and we accept responsibility for call validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC, LEC, IXC or independent customer. However, all purchased receivables must be processed and validated through our risk management system prior to allowing the call to be completed and also must be billed through our proprietary billing systems. Revenues from our solutions services equal the difference between the face value of the receivables purchased and the amount we pay the RBOC, LEC, IXC or independent customers for the discounted accounts receivable. Because revenues associated with our solutions business represent only a percentage of the face value of the receivables purchased, the associated billing and collection fees and uncollectible account expense represent a much higher percentage of revenues as compared to our direct call provisioning business. In the solutions business, we do not bear any of the costs of facility commissions, equipment, line charges or direct sales charges, but bear the risk of unbillable and uncollectible accounts receivable.

In our direct call provisioning business and solutions services, we accumulate call activity data from our various installations and bill our revenues related to this call activity primarily through direct billing agreements with LEC billing agents, or in some cases through billing aggregators. We also receive payment on a prepaid basis for a significant portion of our services and record deferred revenue until the prepaid balances are used. In each case we recognize revenue when the calls are completed and we accrue the related telecommunication costs for validating, transmitting, billing and collection, bad debt, and line and long-distance charges, along with commissions payable to the facilities. In our telecommunications services business, our service partner bills the called party and we either share the revenues with our service partner or receive a prescribed fee for each call completed. We also charge fees for additional services such as customer support and advanced validation.

We derived approximately 3% and 2% of our revenues for the years ended December 31, 2006 and 2007, respectively, by providing telecommunication services to RBOCs, LECs, IXCs, and independent telecommunications companies, our service partners, typically through subcontracts in connection with our service partners’ separate contracts with larger correctional institutions. In such instances, we provide equipment, security enhanced call processing, call validation, and service and support through the telecommunications provider, rather than directly to the facility. Although our revenues for services to telecommunications service providers are lower than in our direct call provisioning business, where we provide the service to the facility directly and receive the retail value of the call, we do not incur all the additional capital costs related to these larger contracts that may require up-front or guaranteed commission payments. Our gross margin percentage for providing telecommunications services is higher than the margin for our direct call provisioning business because we do not incur commissions, transport costs or risk of collection.

We derived approximately 2% of our revenues from our acquisition of Syscon’s offender management software business from June 29, 2007 through December 31, 2007. Offender management systems are platforms that allow facilities managers and law enforcement personnel to analyze data to reduce costs, prevent and solve crimes and facilitate rehabilitation through a single user interface. We believe that we have the most functionally complete offender management system available on the market. Our offender management software business will complement the direct call provisioning business.

We also sell equipment, typically consisting of our inmate calling system and digital recording systems, to a limited number of telecommunication services providers and some direct facilities.

Cost of Services

Our principal cost of service for our direct call provisioning business consists of commissions paid to correctional facilities which are typically expressed as a percentage of either gross or net direct call provisioning revenues and are typically fixed for the term of the agreements with the facilities; bad debt expense, consisting of unbillable and uncollectible accounts, and billing charges; telecommunication costs such as telephone line access, long distance and other charges, field operations and maintenance costs, which consist primarily of field service on our installed base of inmate telephones; and selling, general, and administrative costs. We pay monthly line and usage charges to RBOCs and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus, for certain LECs, a per message or per minute usage rate based on the time and duration of the call. We also pay fees to RBOCs and other LECs and long distance carriers based on usage for long distance calls. Third-party billing charges consist of payments to LECs and other billing service providers for billing and collecting revenues from called parties. Customer service costs represent either in-house or contracted customer service representatives who handle questions and concerns and take payments from billed parties.

Cost of service associated with the solutions business generally includes billing and collection and unbillable and uncollectible accounts receivable.

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

Bad Debt. We account for bad debt as a cost of providing telecommunications in our direct call provisioning and solutions business lines. We accrue the related telecommunications cost charges along with an allowance for unbillable and uncollectible calls, based on historical experience. Charges for inmate telephone calls on a collect basis are considered unbillable in cases when there is no billing address for the telephone number called, or uncollectible when the billed party is unable or unwilling to pay for the call. We use a proprietary, specialized billing and bad-debt management system to integrate our billing with our call blocking, validation, and customer inquiry procedures. We seek to manage our higher risk revenues by proactively requiring certain billed parties to prepay collect calls or be directly billed by us. This system utilizes multi-variable algorithms to minimize bad debt expense by adjusting our credit policies and billing. For example, when unemployment rates are high, we may decrease credit to less creditworthy-billed parties or require them to purchase prepaid calling time in order to receive inmate calls. This system, combined with the direct billing to LECs, has enabled us to realize what we believe to be industry-low bad debt margins. Bad debt tends to rise as the economy worsens, and is subject to numerous factors, some of which may not be known. To the extent our bad debt management system overcompensates for bad debt exposure by limiting credit to billed parties, our revenues and profitability may decline as fewer calls are permitted to be made. We anticipate that if the U.S. economy worsens in the coming months that either our bad debt expense will rise, our revenues from marginal billed parties will decline, or a combination of both will occur.

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

SG&A. SG&A expenses consist of corporate overhead and selling expenses, including accounting, marketing, legal, regulatory, and research and development costs.

Industry Trends

We provide our products and services to telecommunications and solutions service providers such as Global Tel*Link, AT&T, FSH Communications and Embarq, among other call providers. For the year ended December 31, 2007, 2 % and 9%, respectively, of our total revenues were generated from contracts with telecommunications and solutions service providers. The following table lists our largest telecommunications and solutions service provider contracts for the year ended December 31, 2007.

	Approximate % of	Approximate % of Total	Contract
	Total Solutions	Telecommunications	Expiration
Customer	Services Revenue	Services Revenue	Date(2)
Global Tel*Link(1)	74%	34%	March 1, 2008
Embarq	24%	11%	Month to Month
AT&T	-	31%	April 28, 2008
FSH Communications	-	19%	Month to Month

(1)	AT&T sold its inmate telecommunications business to Global Tel*Link in 2005. We expect revenue from Global to continue to decline in the future
(2)

Represents expiration dates for master customer contracts. Below the master customer contracts, subcontracts govern site-specific contract durations, which are typically consistent with the terms of our partners’ prime contracts with the underlying correctional facilities. In some cases, our subcontracts with such customers may extend beyond the term of the related master contract, in which case our agreements with these customers generally extend through the term of the subcontract.

We anticipate that our revenues and profits associated with our customer, Global Tel*Link, will continue to decline and that agreements we have in place with them will not be renewed. Global Tel*Link has been eliminating our services and we believe it is reasonable to expect that they will continue to do so over time as underlying contracts come to term. We therefore expect our solutions and telecommunications services businesses with Global Tel*Link to decline to zero over the next several years. Contractually, our solutions and telecommunications services customers can replace our services as their underlying phone contracts with correctional facilities expire. Similarly, AT&T has been gradually exiting the inmate telecommunications business and we expect our related services will be steadily eliminated in the near future.

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

The following table sets forth, for the years ended 2005, 2006 and 2007, respectively, our results of operations (in thousands).

	2005		2006		2007
Revenues
Direct call provisioning	$303,174	80%	$340,420	85%	$337,418	87%
Solutions services	47,398	13	45,702	12	36,496	9
Telecommunications services	25,313	7	13,365	3	7,657	2
Offender management software	-	-	-	-	7,933	2
Equipment sales and other	1,321	-	1,113	-	456	-
Total revenues	377,206	100	400,600	100	389,960	100
Expenses
Cost of service	288,985	77	308,802	77	300,873	77
Selling, general and administrative	48,454	13	52,387	13	58,420	16
Severance and restructuring costs	633	-	-	-	614	-
Depreciation and amortization	23,852	6	30,258	8	37,048	10
Operating income (loss)	15,282	4	9,153	2	(6,995)	(2)
Interest and other expenses, net	26,608	7	27,811	7	31,487	8
Loss from continuing operations before income taxes	(11,326)	(3)	(18,658)	(5)	(38,482)	(10)
Income tax expense (benefit)	(2,174)	(1)	1,461	-	1,922	-
Net loss applicable to common stockholders	$(9,152)	(2)%	$(20,119)	(5)%	$(40,404)	(10)%

Variances in the results of our operations (in thousands) are as follows:

	Total		Total
	Variance		Variance
	Between the		Between the
	Years Ended		Years Ended
	December 31,	%	December 31,	%
	2005 and 2006	Change	2006 and 2007	Change
Revenues
Direct call provisioning	$37,246	12.3%	$(3,002)	(0.9)%
Solutions services	(1,696)	(3.6)	(9,206)	(20.1)
Telecommunications services	(11,948)	(47.2)	(5,708)	(42.7)
Offender management software	-	-	7,933	100.0
Equipment sales and other	(208)	(15.7)	(657)	(59.0)
Total revenue	23,394	6.2	(10,640)	(2.7)
Total cost of service	19,817	6.9	(7,929)	(2.6)
Selling, general and administrative	3,933	8.1	6,033	11.5
Severance and restructuring costs	(633)	(100)	614	100.0
Depreciation and amortization	6,406	27.3	6,790	22.4
Total operating costs and expenses	29,523	8.2	5,508	1.4
Operating income (loss)	$(6,129)	(40.1)	$(16,148)	(176.4)

Results of Operations for the Year Ended December  31, 2007 Compared to December  31, 2006

Revenues

Compared to the year ended December 31, 2006, consolidated revenues decreased for the year ended December 31, 2007 by $10.6 million, or 2.7%, to $390.0 million. The primary components of the decrease in revenues are discussed below:

•	Direct call provisioning revenues decreased $3.0 million, or 0.9%, to $337.4 million primarily due to:

	-	A reduction of $3.9 million as a result of the loss of a prime business contract with the Alabama Department of Corrections.

-

A reduction of $4.5 million due to the transition of the State of Pennsylvania interim contract to Global Tel*Link, who was awarded the long-term contract in 2006. We began serving the State of Pennsylvania on an interim basis in late April 2006 as a result of Verizon’s desire to exit their existing contract. The interim contract generated approximately $1.2 million per month of revenue and expired in the second quarter of 2007

-

An increase in new prime business contracts won from competitors, net of accounts not renewed, of approximately $5.3 million, offset by the introduction of more restrictive credit policies designed to reduce bad debt. We were awarded the State of Arizona and Cook County, Illinois in late 2007 and the installation of these accounts is expected in the second quarter of 2008. Together, they are estimated at $18 million of annual revenue. We were awarded the State of Florida Department of Corrections direct provisioning account in early 2007. After a delay due to an ongoing protest of the award by several competitors, we began installing this account in October and completed installation in December. We expect this contract to generate a minimum of approximately $3 million of revenue per quarter starting in the first quarter of 2008

•

Solutions services revenues decreased by $9.2 million, or 20.1%, to $36.5 million. Solutions services revenues declined primarily due to terminations of service by Global Tel*Link as their underlying facility contracts expired. Solutions services revenues are expected to decline in the future because Global Tel*Link has indicated that it intends to eliminate our services as contracts expire. Solutions services revenues have declined by approximately $0.5 million per quarter for the last year and we expect continuing declines of $1.0 million to $2.0 million per quarter in the next several quarters

•

Telecommunications services revenues decreased by $5.7 million, or 42.7%, to $7.7 million primarily attributable to accounts that we did not retain upon contract renewal or accounts that converted to direct provisioning revenue. We have not retained a significant amount of our telecommunications services contracts upon renewal as a result of our strategy to focus on growing our direct provisioning business. The departures of the former AT&T and Verizon from the inmate telecommunications market contributed to the decline. We expect the significant decline in telecommunication services revenue to continue, although at a more gradual rate, through 2008.

Although the recent economic downturn has not noticeably impacted our direct call provisioning, solutions, or telecommunications services performance, it is likely we will see a deterioration if the severity of the downturn in the economy intensifies

•

Offender management software revenues of $7.9 million are now part of our consolidated results of operations as a result of the acquisition of Syscon on June 29, 2007. As required by Financial Accounting Standards Board Statement No. 141, Emerging Issues Task Force Issue No. 01-3, and related rules, Syscon’s balance sheet reflects the fair values of assets and liabilities on the acquisition date. Consequently, we adjusted Syscon’s existing customer contracts and related deferred revenues to fair value, which will decrease the amount of booked revenue and profit that we will be able to recognize prospectively. As a result , during the period from June 29, 2007 through December 31, 2007, our reported revenue and operating profit for offender management software were $1.4 million lower than would have been reported had no acquisition occurred, representing the current period amortization of the fair value of contracts acquired. The majority of our revenues for offender management software are currently associated with our ongoing implementation of our software for Her Majesty’s Prison Service in the United Kingdom, through a sub-contracting agreement with Electronic Data Systems, Inc. Revenues from this contract declined in the fourth quarter from the previous quarter by several million dollars as a result of the United Kingdom’s desire to conduct a budgetary review. We expect revenue to increase from this contract in the upcoming quarters based on recent communications by Her Majesty’s Prison Service to our representatives, and a significant ramp up has been underway in the first quarter of 2008. Revenues from this contract are expected to exceed the third quarter of 2007 level on average for the last three quarters of 2008

•	Equipment sales and other services revenues represented a minor component of our total revenues.

Cost of Service. Total cost of service for the year ended December 31, 2007 decreased by $7.9 million over cost of service for the year ended December 31, 2006, or 2.6%, to $300.9 million. The decrease was due primarily to a decline in our operating revenues. A comparison of the components of our business segment gross margins is provided below (dollars in thousands):

	Ended December 31,
	2006		2007
Direct Call Provisioning
Revenue	$340,240		$337,418
Cost of service	267,388	78.5%	266,171	78.9%
Segment gross margin	$73,032	21.5%	$71,247	21.1%
Solutions Services
Revenue	$45,702		$36,496
Cost of service	34,235	74.9%	24,755	67.8%
Segment gross margin	$11,467	25.1%	$11,741	32.2%
Telecommunications Services
Revenue	$13,365		$7,657
Cost of service	6,425	48.1%	3,515	45.9%
Segment gross margin	$6,940	51.9%	$4,142	54.1%
Offender Management Services
Revenue	$-		$7,933
Cost of service	-	-%	6,110	77.0%
Segment gross margin	$-	-%	$1,823	23.0%
Equipment Sales and Other
Revenue	$1,113		$456
Cost of service	754	67.7%	322	70.6%
Segment gross margin	$359	32.3%	$134	29.4%

Operating costs are a substantially higher component of revenues in the direct call provisioning, solutions services, and offender management software businesses than in the telecommunications services and equipment sales businesses.

Cost of service in our direct provisioning business increased as a percentage of revenue as a result of an increase in commission expenses due to competitive market forces. This was offset by declining long distance costs and bad debt expenses due to cost savings initiatives, tighter credit policies and other bad debt savings initiatives during 2007.  Bad debt expense improved over the prior year even though it was negatively impacted by approximately $1.7 million of write-offs associated with complications of our billing system conversion, and although we received a $0.5 million insurance settlement related to our losses from Hurricane Katrina in 2006.  In 2007, we also benefited from a one-time $0.8 million excise tax refund that reduced our cost of service. Before considering the prevailing economy, we expect total cost of service as a percentage of revenue to decline in 2008 as we achieve operating efficiencies through our new packet-based architecture, which will continue to be rolled out over the next several years.  We also expect to further benefit from cost savings in 2008 as our tighter credit policies, network optimization and other initiatives will decrease our cost structure over the long term. Historically, our bad debt has been highly correlated to unemployment rates. We have also developed statistical methods to identify high risk customers who we require to prepay. For 2007, approximately 35% of our direct provisioning revenues were prepaid, and this percentage grew to approximately 39% in the fourth quarter of 2007. With the recent economic downturn, it is possible that bad debt results could deteriorate. Because our bad debt visibility is delayed by, on average, six to nine months, risk exists that we will incur future write-offs and that our bad debt will increase. Thus far, we have not experienced such an increase in our realized results.

Cost of service in our solutions segment as a percentage of our revenue decreased from 74.9% to 67.8% as a result of our bad debt savings initiatives. Cost of service is a more volatile component of solutions services relative to our other business units because most of the cost is comprised of bad debt expense. As noted above, with the recent economic downturn, bad debt may increase in the future.

Cost of service in our telecommunications segment as a percentage of revenue decreased from 48.1% to 45.9 % due to a shift in profitability of the remaining accounts in service and the relative profitability of those accounts deinstalled over the last year.

Cost of service in our offender management software segment as a percentage of revenue is 77.0 % and primarily represents salaries and related costs of employees and contractors who provide technological services to develop, customize or enhance the software for our clients.

Cost of service in our equipment sales and other segment decreased as a percentage of revenue due to the variable profitability arising from declining sales volumes.

SG&A. SG&A expenses of $58.4 million were $6.0 million, or 11.5%, higher than the year ended December 31, 2006.  The increase was due primarily to (a) incremental Syscon SG&A of $2.6 million (b) $1.0 million of excise taxes representing gross receipts taxes that were not able to be passed on to consumers, which related primarily to our interim contract with the State of Pennsylvania, (c) $0.9 million higher legal fees related to various lawsuits, (d) $0.5 million of bonuses related to the closing of the Syscon acquisition, (e) $0.5 million higher software maintenance costs related to our new packet-based architecture, (f) a $0.5 million settlement of a dispute with a former telecommunications service partner relating to prior years, (g) $0.3 million of personnel costs associated with severance and death benefits to the family of an executive, (h) $0.2 million in lease exit costs to close a warehouse, and (i) higher personnel-related costs due to rising healthcare costs and cost of living increases. These increases were partially offset by a $2.1 million lower employee bonus accrual impacting the fourth quarter.  We also spent $0.8 million for Sarbanes Oxley cost in 2007.

In the fourth quarter, SG&A was $12.8 million, which included $1.3 million of Syscon SG&A. The $12.8 million included a $0.6 million unusual excise tax charge. However, legal fees were only $0.7 million in the fourth quarter after averaging $1.9 million per quarter for the first three quarters of 2007. In the first quarter of 2008 a significant intellectual property suit went to trial. Accordingly, we expect legal fees to increase in the first quarter of 2008. The fourth quarter of 2007 also reflected a $2.1 million reversal of employee bonuses.

Severance and Restructuring Costs. Restructuring charges of $0.6 million were incurred during the second quarter of 2007 related to the consolidation of our internal customer care function into the Dallas office, comprised of $0.2 million of severance expense and $0.4 million of facility exit costs for our Selma, Alabama location.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $37.0  million for the year ended December 31, 2007 and increased $6.8  million over the year ended December 31, 2006. The increase was attributable to depreciation and amortization related to additions to property and equipment and intangible assets and a change in the estimated useful life of certain telecommunications equipment related to our new packet-based architecture. The change in the useful life increased depreciation expense by $1.9 million in 2007. Additionally, 2007 depreciation and amortization includes $1.9 million related to Syscon operations associated primarily with the write-up of Syscon’s assets to fair market value as of the acquisition date.

Interest and Other Expenses, net. Interest and other expenses, net, of $31.5 million for the year ended December 31, 2007 increased by $3.7 million over the year ended December 31, 2006. The increase relates primarily to the increasing principal on the Senior Subordinated Notes due to interest being paid-in-kind and interest expense on the $40 million 11% Second-priority Senior Secured Notes due 2011 issued on June 29, 2007, offset by foreign exchange transaction gains of $1.5 million.

Income Tax Expense. We had income tax expense of $1.5 million and $1.9 million for the years ended December 31, 2006 and December 31, 2007, respectively. We can generate tax expense despite operating losses principally due to changes in deferred tax balances.

Results of Operations for the Year Ended December  31, 2006 Compared to December  31, 2005

Total Revenues. Compared to the year ended December 31, 2005, consolidated revenues increased for the year ended December 31, 2006 by $23.4 million, or 6.2%, to $400.6 million. The primary components of the increase in revenues are discussed below:

•	Direct call provisioning revenues increased $37.2 million, or 12.3%, to $340.4 million primarily due to

	-	New prime business contracts won from competitors, net of accounts not renewed, of approximately $24.9 million; and

-

New prime business with the State of Pennsylvania of $10.2 million; We began serving the State of Pennsylvania on an interim basis in late April 2006 as a result of Verizon’s desire to exit their existing contract

•

Solutions services revenues decreased by $1.7 million, or 3.6%, to $45.7 million. Solutions services revenues declined primarily due to terminations of service by Global Tel*Link as their underlying facility contracts expired

•

Telecommunications services revenues decreased by $11.9 million, or 47.2%, to $13.4 million primarily attributable to accounts that we did not retain upon contract renewal or accounts that converted to direct provisioning revenue. We have not retained a significant amount of our telecommunications services contracts upon renewal as a result of our strategy to focus on growing our direct provisioning business. The departures of the former AT&T and Verizon from the inmate telecommunications market and resulting sale of those businesses to our competitors contributed to the decline

•	Equipment sales and other services revenues represented a minor component of our total revenues

Cost of Services. Total cost of service for the year ended December 31, 2006 increased by $19.8 million over cost of service for the year ended December 31, 2005, or 6.9%, to $308.8 million. The increase was due primarily to the change in the mix of our operating revenues. Our direct call provisioning revenues increased while our solutions services, telecommunications services and equipment sales and other revenues decreased. Historically, operating costs are a substantially higher component of revenues in the direct call provisioning and solutions services businesses than in the telecommunications services and equipment sales businesses.

Cost of service in our direct provisioning business decreased as a percentage of revenue primarily as a result of declining bad debt expense and declining long distance costs, due to our cost savings initiatives and overall marketplace trends. These benefits were partially offset by higher costs associated with the addition of the State of Pennsylvania account, coupled with increases in commission expense and billing costs. In the fourth quarter of 2006, our insurance carrier agreed to reimburse us for costs associated with Hurricane Katrina in the amount of $0.5 million, which substantially offset seasonally higher bad debt expense. We have received the majority of final bad debt write-offs related to Hurricane Katrina from our local exchange carrier billing agents and we believe we are adequately reserved to cover any remaining exposure.

Cost of service in our solutions segment as a percentage of our revenue improved as a result of favorable bad debt trends. Cost of service is a more volatile component of solutions services relative to our other business units because most of the cost is comprised of bad debt expense.

Cost of service in our telecommunications segment as a percentage of revenue increased as a result of the changing mix of contracts as a significant number of accounts were deinstalled. Cost of service in the telecommunications segment is expected to be relatively stable in the future, although some quarter to quarter variance is expected.

Cost of service in our equipment sales and other segment increased as a percentage of revenue due to the settlement of a customer dispute.

SG&A. SG&A expenses of $52.3 million for the year ended December 31, 2006 were $3.9 million, or 8.2%, higher than the year ended December 31, 2005. The increase in expense was due primarily to $2.6 million higher legal fees incurred in 2006 primarily as a result of several ongoing intellectual property lawsuits, $0.9 million higher costs incurred to comply with the requirements of Sarbanes Oxley Act of 2002, and $0.5 million signing bonus paid to our Chief Executive Officer in conjunction with the execution of a new employment contract in the fourth quarter of 2006. We incurred approximately $1.4 million of SG&A expenses in 2006 related to our ongoing efforts to comply with the Sarbanes Oxley Act of 2002.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $30.3 million for the year ended December 31, 2006 and increased $6.4 million over the year ended December 31, 2005. The increase was attributable to depreciation and amortization related to additions to property and equipment and intangible assets consisting primarily of investments required for growth in the direct provisioning business, back-office systems as a result of merger consolidation and cost saving initiatives, investments in a new packet-based architecture, and investments in new products and services.

Interest and Other Expenses, Net. Interest and other expenses, net of $27.8 million for the year ended December 31, 2006 increased by $1.2 million over the year ended December 31, 2005. The increase relates primarily to the increasing principal on the Senior Subordinated notes due to interest being paid-in-kind.

Income Tax Expense (Benefit). We had income tax expense of $1.4 million for the year ended December 31, 2006 and had a $2.2 million tax benefit for the year ended December 31, 2005.

Liquidity and Capital Resources

General

Our principal liquidity requirements are to service and repay our debt and meet our capital expenditure and operating needs. We are significantly leveraged. As of December 31, 2007, we had $268.8 million in total debt outstanding before considering $3.1 million of original issue discount on our second-priority senior secured notes and $2.5 million of fair value attributable to warrants issued (See Note 9, for issuance of warrants) in connection with our senior subordinated debt financing, both of which are reflected as discounts to our outstanding long-term debt on our financial statements. As of December 31, 2007, we had unused capacity of $19.5 million under our working capital credit facility and total stockholders’ deficit of $88.9 million.

The indenture for our Second-priority Senior Secured Notes requires us to maintain a Credit Facility Coverage Ratio above 1.75. For the quarter ended September 30, 2007, we did not maintain the required ratio. This financial covenant is calculated by dividing Credit Facility Cash Flow (as defined) by Credit Facility Interest Expense (as defined) and is calculated on a pro forma basis for the impact of acquisitions, such as our acquisition of Syscon in June 2007. The indenture provides that two consecutive quarters of non-compliance with the Credit Facility Coverage Ratio will cause a default. The definition of the Credit Facility Coverage Ratio provides that the proceeds from equity we issued are added to Credit Facility Cash Flow. In order to avoid a default under the indenture, we issued $10.2 million of Series A Redeemable Convertible Preferred Stock to our stockholders. We also failed to comply with certain financial covenants for the third quarter of 2007 required by our revolving credit facility.  We were not in compliance with the Minimum EBITDA covenant which requires us to maintain $35.0 million of trailing twelve month EBITDA (as defined) and the Interest Coverage Ratio which requires a ratio of EBITDA (as defined) to Cash Interest (as defined) above 1.75.  These ratios are required to be calculated on a pro forma basis for the impact of acquisitions, such as the acquisition of Syscon in June 2007.   The revolving credit facility lenders waived this non-compliance for the period ended September 30, 2007 and amended the revolving credit facility to allow equity we issue to be added to EBITDA for the fourth quarter of 2007 through 2008.   Although we expect to be in full compliance with our credit facilities and to be able to meet our obligations through 2008, there is no guarantee that the proceeds of the preferred stock issuance will prevent a future default under our credit facilities.

Our accounts receivable decreased on a net basis by approximately $13.4 million as of December 31, 2007 compared to December 31, 2006.  The decline was primarily due to a reduction in our telecommunications and solutions revenues and an increase in our prepaid revenues.  The lower accounts receivable balance has resulted in a reduction in the amount we can borrow under our revolving credit facility.

Cash Flows

The following table provides our cash flow data for the years ended December 31, 2005, 2006 and 2007 (in thousands):

	For the Year Ended December 31,
	2005	2006	2007
Net cash provided by operating activities	$29,832	$19,080	$20,459
Net cash used in investing activities	$(26,327)	$(27,126)	$(64,000)
Net cash provided by (used in) financing activities	$(2,754)	$5,974	$46,506

Net cash provided by operating activities was $29.8 million, $19.1 million, and $20.5 million for the years December 31, 2005, December 31, 2006 and December 31, 2007, respectively. Net cash provided by operating activities of $20.5 million consisted of operating income of $30.1 million before considering non-cash depreciation and amortization of $37.0 million, and $9.1 million of working capital benefit, principally due to a change in the billing system, which resulted in quicker transmissions of invoice data to our billing agents in 2007, coupled with an increase in prepaid revenues, offset by $18.7 million of cash interest.

Cash used in investing activities was $26.3 million, $27.1 million and $64.0 million for the year ended December 31, 2005, 2006 and 2007, respectively. In June 2007, we utilized $43.7 million in connection with the acquisition of Syscon. Additionally, cash used in investing activities represents an investment of $21.4 million in equipment and intangibles to maintain and grow the direct call provisioning business. We experienced a decline of $5.8 million in capital spending from 2006 due to savings associated with the deployment of our new packet-based architecture for new or renewal business in 2007. We expect our capital expenditures to continue to decline in the future due to the gradual deployment of our new architecture over the next several years.

Cash used in financing activities was $2.8 million for the year ended December 31, 2005 and cash provided by financing activities was $6.0 million and $46.5 million for the years ended December 31, 2006 and 2007, respectively. On June 29, 2007, we issued an additional $40.0 million of 11% Second-priority Senior Secured Notes at a discount from face value of $0.9 million to fund the Syscon acquisition, and incurred $5.3 million of financing costs related to the issuance, $0.4 million of which was a non-cash consent added to the principal balance of the Senior Subordinated Notes. Net draws on our revolving credit facility increased by $1.8 million in 2007 primarily to fund the costs associated with the Syscon acquisition. Syscon’s previous stockholder also left $5.0 million of cash in Syscon’s bank accounts upon the closing of the Syscon acquisition, which we have used to fund Syscon’s operations, and is to be repaid.

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current and expected level of operations, we believe our cash flow from operations, available cash and available borrowings under our $30.0 million working capital facility will be adequate to meet our liquidity needs for our operations for the foreseeable future. In the event we wish to make additional acquisitions, we may need to seek additional financing. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our working capital facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In the event that cash in excess of the amounts generated from on-going business operations and available under our working capital facility is required to fund our operations, we may be required to reduce or eliminate discretionary capital expenditures, further reduce or eliminate discretionary selling, general and administrative costs, and sell or close certain of our operations.

Debt and other Obligations

Revolving Credit Facility — We have a revolving credit facility with a syndicate of banks and other lending institutions with a borrowing base limitation equal to 80% of “eligible receivables” and 50% of inventory, as defined in the credit agreement.  The revolving credit facility provides for financing on a revolving basis of up to $30.0 million and a $22.5 million letter of credit facility that expires on September 9, 2009.  Letters of credit outstanding reduce our availability to the extent they exceed $10.0 million and the borrowing base collateral, as defined by our revolving credit facility, principally comprised of receivables and inventory less defined reserves, falls below $40 million.  Our maximum permitted annual capital expenditures are $30.0 million and $22.0 million for the years ended December 31, 2006 and 2007, respectively. Amounts unused under the revolving credit facility are subject to a fee, due quarterly, based on a per annum rate of 0.375%.  Advances bear simple interest at an annual rate at our option equal to one of the following, (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2.0%. Interest is payable following the end of each calendar quarter. Advances received on the revolving credit facility bore interest at our option using the prime rate, which was 8.25% at December 31, 2006 and 7.25% as of December 31, 2007, as well as an advance of $5.0 million based on the Eurodollar Rate, which was 6.97% as of December 31, 2007. We draw from the available credit on the revolving credit facility to cover normal business cash requirements.  As of December 31, 2006 and December 31, 2007, we had $26.8 million and $19.5 million, respectively, of borrowing availability under the revolving credit facility.

Second-priority Senior Secured Notes — We have $194.0 million of 11% Second-priority Senior Secured Notes outstanding, $154.0 of which were issued on September 9, 2004 at a discount of $3.6 million, or 97.651%. and $40.0 million of which were issued on June 29, 2007 at a discount of $0.9 million, or 97.651% of face value. The 2007 notes were issued to finance the acquisition of Syscon.

All $194.0 million of the 11% Second-priority Senior Secured Notes is due September 9, 2011. To the extent we generate excess cash flow (as defined in the indenture) in any calendar year, we are required by the Second-priority Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 104% of face value.  No excess cash flow payment was due for the years ended December 31, 2006 and December 31, 2007 because no excess cash flow was generated.  Interest is payable semiannually on March 1 and September 1. The effective interest rate is 11.5% on the Second-priority Senior Secured Notes.

Senior Subordinated Notes — We have $70 million of Senior Subordinated Notes outstanding. They are unsecured and subordinate to the revolving credit facility, and bear interest at an annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by our working capital facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated notes. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014. A mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013. In connection with the issuance of the Senior Subordinated Notes, we issued warrants to acquire 51.01 shares of our common stock at an exercise price of $10 per share to the Senior Subordinated Note holders. As a result, we discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance. During the year ended December 31, 2007, $10.7 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. The effective interest rate is 18.76 % on the Senior Subordinated Notes. In order to enter into additional financing to complete the Syscon acquisition, we incurred a non-cash consent fee of $0.4 million payable to the Senior Subordinated Noteholders. This fee was added to the principal balance of the Senior Subordinated Notes.

All of our domestic subsidiaries and certain of our foreign subsidiaries (the “Subsidiary Guarantors”) are fully, unconditionally, and jointly and severably liable for our revolving credit facility, Senior Subordinated Notes and Second-priority Senior Secured Notes. The Subsidiary Guarantors are wholly-

owned. We have not included separate financial statements of our subsidiaries because (a) the aggregate assets, liabilities, earnings and equity are presented on a consolidated basis and (b) we believe that separate financial statements and other disclosures concerning subsidiaries are not material to investors.

Our credit facilities contain financial and operating covenants, among other items, that require the maintenance of certain financial ratios, including specified interest coverage ratios, maintenance of minimum levels of operating cash flows (as defined), and maximum capital expenditure limitations. These covenants also limit our ability to incur additional indebtedness, make certain payments including dividends to shareholders, invest and divest company assets, and sell or otherwise dispose of capital stock. In the event that we fail to comply with the covenants and restrictions, as specified in the credit agreements, we may be in default, at which time payment of the long term debt and unpaid interest may be accelerated and become immediately due and payable.

Capital Requirements

As of December 31, 2007, our contractual obligations and commitments on an aggregate basis are as follows:

	Payments by Period
	2008	2009	2010	2011	2012	Thereafter
Long-term debt (1)	$-	$5,000	$-	$194,000	$-	$69,834
Unrecognized tax benefits	-	-	-	-	-	663
Operating leases	2,439	2,299	1,889	1,617	1,409	3,032
Total contractual cash obligations and commitments	$2,439	$7,299	$1,889	$195,617	$1,409	$73,529

(1)

Does not include any amounts that may be drawn under our working capital facility, which expires on September 9, 2009, or accrued interest under our long-term debt. Assumes no repurchases of second-priority senior secured notes or senior subordinated notes during such periods.  Also does not give effect to mandatory purchases of second-priority senior secured notes, if any, with excess cash flow

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of a company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our financial statements prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The process of preparing financial statements in conformity with GAAP requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenues and expenses. We base these determinations upon the best information available to us during the period in which we are accounting for our results. Our estimates and assumptions could change materially as conditions within and beyond our control change or as further information becomes available. Further, these estimates and assumptions are affected by management’s application of accounting policies. Changes in our estimates are recorded in the period the change occurs. Our critical accounting policies include, among others:

•	revenue recognition and bad debt reserve estimates;

•	goodwill and other intangible assets;

•	accounting for income taxes; and

•	acquisition-related assets and liabilities

The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary for determining the value of related assets or liabilities.

Revenue Recognition and Bad Debt Reserve Estimates

Revenues related to collect and prepaid calling services generated by the direct call provisioning segment are recognized during the period in which the calls are made. In addition, during the same period, we accrue the related telecommunication costs for validating, transmitting, billing and collection, and line and long distance charges, along with commissions payable to the facilities and allowances for unbillable and uncollectible calls, based on historical experience.

Revenues related to the telecommunication services and solutions services segments are recognized in the period in which the calls are processed through the billing system, or when equipment and software is sold. During the same period, we accrue the related telecommunications costs for validating, transmitting, and billing and collection costs, along with allowances for unbillable and uncollectible calls, as applicable, based on historical experience.

We apply Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus net as an Agent. Based on this consensus, all revenues related to the Telecommunications Services and Solutions Services segments are presented in the statement of operations at the net amount. In the case of Solution Services, this is the amount charged to the end user customer less the amount paid to the inmate telecommunication provider.

Revenues related to the Offender Management software is recognized under Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue is recognized when the fair value of vendor specific objective evidence (“VSOE”) is determined. If the VSOE of fair value cannot be determined for any undelivered element or any undelivered element is essential to the functionality of the delivered element, revenue is deferred until such criteria are met or recognized as the last element is delivered. Under the residual method, the fair value of the undelivered elements is deferred and the difference between the total arrangement fee and the amount recorded as deferred revenue for the undelivered elements is recognized as revenue related to the delivered elements.

Services related to the implementation, customization, and modification of software are not separable and are essential to the functionality for the customer. Accordingly, we account for the combined upfront software license fee and customization revenue under contract accounting, recognizing revenue and related costs using the percentage-of-completion method in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The percentage of completion is calculated using hours incurred to date compared to total estimated hours to complete the project. Our estimates are based upon the knowledge and experience of its project managers and other personnel, who review each project to assess the contracts schedule, performance, technical matters and estimated hours to complete. When the total cost estimate exceeds revenue, the estimated project loss is recognized immediately. Support contracts, which require the our ongoing involvement, are billed in advance and recorded as deferred revenue and amortized over the term of the contract, typically one year.

We applied EITF Issue No. 01-13, Income Statement Display of Business Interruption Insurance Recoveries, for a $0.5 million business interruption insurance settlement in 2006 related to Hurricane Katrina.

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

Financial Reporting Changes

See Note 1, paragraph (u) of the Consolidated Financial Statements for information about recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market rate risk for changes in interest rates related to our revolving line of credit. Interest expense on our floating rate debt will increase more than expected if interest rates rise. Our $30.0 million revolving line of credit bears an interest rate equal to one of the following, at our option: (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2% and is calculated on amounts borrowed under the facility. The effect of a 10% fluctuation in the interest rate on our revolving credit facility would have had an effect of about $0.1 million on our interest expense for 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Securus Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Securus Technologies, Inc. and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Securus Technologies, Inc. and subsidiaries as of December 31, 2006 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 and adopted the provisions of Statement of Financial Accounting Standards No.123(R), Share-Based Payment, on January 1, 2006.

KPMG LLP

Dallas, Texas

March 27, 2008

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

SECURUS TECHNOLOGIES, INC.   AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31,
	2006	2007
ASSETS
Cash and cash equivalents	$558	$2,072
Restricted cash	1,461	1,535
Accounts receivable, net	64,174	50,788
Prepaid expenses	5,063	5,437
Current deferred income taxes	5,155	3,034
Total current assets	76,411	62,866
Property and equipment, net	46,429	40,797
Intangibles and other assets, net	98,873	119,427
Goodwill	37,936	69,035
Total assets	$259,649	$292,125

LIABILITIES, REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable	$42,728	$28,161
Due to related party	-	1,000
Accrued liabilities	39,395	40,188
Deferred revenue and customer advances	8,801	16,674
Current deferred income taxes	-	1,261
Total current liabilities	90,924	87,284
Deferred income taxes	8,262	15,352
Due to related party, net	-	3,510
Long-term debt	210,642	263,276
Other long-term liabilities	1,694	1,593
Total liabilities	311,522	371,015
Commitments and contingencies

Series A redeemable convertible preferred stock, $2,000 stated value, total redemption value $10,200,000; 5,100 shares authorized: zero shares outstanding at December 31, 2006 and 5,100 outstanding at December 31, 2007	-	9,971

Stockholders’ deficit:
Common stock, $0.001 stated value; 1,290,000 shares authorized; 610 shares issued and outstanding at December 31, 2006; 677 shares issued and outstanding at December 31, 2007	6	7
Additional paid-in capital	34,140	35,620
Accumulated other comprehensive income	-	1,935
Accumulated deficit	(86,019)	(126,423)
Total stockholders’ deficit	(51,873)	(88,861)
Total liabilities, redeemable, convertible preferred stock and stockholders’ deficit	$259,649	$292,125

See accompanying notes to consolidated financial statements.

SECURUS TECHNOLOGIES, INC.   AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December  31, 2005, 2006 and 2007

(Amounts in thousands)

	For the Year Ended December 31,
	2005	2006	2007
Revenue:
Direct call provisioning	$303,174	$340,420	$337,418
Solutions services	47,398	45,702	36,496
Telecommunication services	25,313	13,365	7,657
Offender management software	-	-	7,933
Equipment sales and other	1,321	1,113	456
Total revenue	377,206	400,600	389,960
Cost of service (exclusive of depreciation and amortization shown separately below):
Direct call provisioning, exclusive of bad debt expense	200,483	226,558	228,395
Direct call provisioning bad debt expense	38,878	40,830	37,776
Solutions expense	37,816	34,235	24,755
Telecommunication services	11,489	6,425	3,515
Offender management software	-	-	6,110
Cost of equipment sold and other	319	754	322
Total cost of service	288,985	308,802	300,873
Selling, general and administrative	48,454	52,387	58,420
Severance and restructuring costs	633	-	614
Depreciation and amortization	23,852	30,258	37,048
Total operating costs and expenses	361,924	391,447	396,955
Operating income (loss)	15,282	9,153	(6,995)
Interest and other expenses, net	26,608	27,811	31,487
Loss before income taxes	(11,326)	(18,658)	(38,482)
Income tax expense (benefit)	(2,174)	1,461	1,922
Net loss	$(9,152)	$(20,119)	$(40,404)

See accompanying notes to consolidated financial statements.

SECURUS TECHNOLOGIES, INC.   AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

For the Years Ended December  31, 2005, 2006 and 2007

(Amounts in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance at December 31, 2004	561	$5	$33,902	$(56,748)	$-	$(22,841)
Restricted stock grants	36	-	-	-	-	-
Stock based compensation	-	-	125	-	-	125
Net loss	-	-	-	(9,152)	-	(9,152)
Balance at December 31, 2005	597	$5	$34,027	$(65,900)	$-	$(31,868)
Restricted stock grants	13	1	-	-	-	1
Stock based compensation	-	-	113	-	-	113
Net loss	-	-	-	(20,119)	-	(20,119)
Balance at December 31, 2006	610	$6	$34,140	$(86,019)	$-	$(51,873)
Issuance of common stock in conjunction with Syscon acquisition	45	$1	$1,413	$-	$-	$1,414
Stock based compensation	-	-	67	-	-	67
Exercise of warrants	14	-	-	-	-	-
Restricted stock grants	11	-	-	-	-	-
Forfeitures of restricted stock	(3)	-	-	-	-	-
Foreign currency translation	-	-	-	-	1,935	1,935
Net loss	-	-	-	(40,404)	-	(40,404)
Total comprehensive loss						(38,469)
Balance at December 31, 2007	677	$7	$35,620	$(126,423)	$1,935	$(88,861)

See accompanying notes to consolidated financial statements.

SECURUS TECHNOLOGIES, INC.   AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December  31, 2005, 2006 and 2007

(Amounts in thousands)

	For the Year Ended
	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss from continuing operations	$(9,152)	$(20,119)	$(40,404)
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations:
Depreciation and amortization	23,852	30,258	37,048
Amortization of fair value of contracts acquired	-	-	1,360
Deferred income taxes	(2,368)	1,123	922
Conversion of interest paid “in kind” to secured subordinated notes	7,629	9,011	10,678
Equity (income) loss from unconsolidated affiliate	(231)	(354)	102
Stock based compensation	125	113	67
Amortization of deferred financing costs and debt discounts	1,340	1,550	2,251
Changes in operating assets and liabilities, net of effects of acquisitions:
Restricted cash	(49)	(65)	(74)
Accounts receivable	4,318	(994)	20,459
Prepaid expenses and other current assets	(1,093)	596	191
Other assets	62	(727)	376
Accounts payable	(865)	(6,630)	(11,251)
Accrued liabilities	6,264	5,318	(1,266)
Net cash provided by operating activities from continuing operations	$29,832	$19,080	$20,459
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment and intangible assets	$(26,327)	$(27,176)	$(21,356)
Cash consideration paid for acquired business	-	-	(43,717)
Dividends received from affiliated company	-	50	-
Proceeds from sale of unconsolidated affiliate	-	-	985
Property insurance proceeds	-	-	88
Net cash used in investing activities	$(26,327)	$(27,126)	$(64,000)

See accompanying notes to consolidated financial statements.

SECURUS TECHNOLOGIES, INC.   AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  —  (Continued)

For the Years Ended December  31, 2005, 2006 and 2007

(Amounts in thousands)

	2005	2006	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of second-priority senior secured notes	$-	$-	$39,060
Cash overdraft	(1,598)	2,856	(3,958)
Net advances on revolving credit facility	-	3,225	1,775
Debt issuance costs	(1,039)	-	(4,853)
Proceeds from loan payable to related party, net	-	-	4,510
Payments on other debt	(117)	(108)	-
Proceeds from issuance of common stock	-	1	1
Proceeds from issuance of Series A preferred stock	-	-	10,200
Series A preferred stock issuance costs	-	-	(229)
Net cash provided by (used in) financing activities	$(2,754)	$5,974	$46,506
Effect of exchange rates on cash and cash equivalents	-	-	(1,451)
Increase (decrease) in cash and equivalents	$751	$(2,072)	$1,514
Cash and cash equivalents at beginning of period	1,879	2,630	558
Cash and cash equivalents at end of period	$2,630	$558	$2,072
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$17,240	$17,483	$$18,715
Income taxes	$213	$266	$239
NONCASH FINANCING AND INVESTING ACTIVITIES:
Non-Cash consent fee	$-	$-	$400
Leasehold improvements	$1,800	$-	$-

See accompanying notes to consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Securus Technologies, Inc. and its subsidiaries (the “Company” or “we”) provide inmate telecommunications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities in 47 states. The Company was incorporated in Delaware on January 12, 2004, and effective March 3, 2004 and September 9, 2004, acquired, all of the outstanding equity interests of T-Netix, Inc. (“T-Netix”) and Evercom Holdings, Inc. (“Evercom”), respectively. On June 29, 2007, the Company acquired, as further discussed in Note 2, Syscon Holdings, Ltd, and certain of its affiliates (“Syscon”), which provides offender management software to more than 250 correctional facilities and probation offices in the United States, Canada, the United Kingdom and Australia. Syscon is included in the results of operations beginning on June 29, 2007.

(a)  Basis of Presentation

During the periods presented, the Company had four reportable segments: Direct Call Provisioning, Solutions Services, Telecommunications Services, and Equipment Sales. Beginning on June 29, 2007, the Company acquired Syscon and added a fifth segment, the Offender Management sofware segment. In this segment, the Company provides platform systems that allow facility managers and law enforcement personnel to analyze data to reduce costs, prevent and solve crimes and facilitate rehabilitation through a single user interface. The system provides correctional facilities and law enforcement with the ability to manage and monitor inmate parole and probation activity and development at a sophisticated level. The software is licensed, installed and supported through our office in Vancouver BC and by staff in the field primarily in Canada, the United States, Australia and the United Kingdom. The Offender Management software business will complement the direct call provisioning business and the two segments have comparable margins.

In the Direct Call Provisioning segment, the Company accumulates call activity from our various installations and bill revenue related to this call activity through major local exchange carriers (“LECs”) or through third-party billing services for smaller volume LECs, all of which are granted credit in the normal course of business with payment terms between 30 to 60 days. The Company performs ongoing customer credit evaluations and maintains allowances for unbillable and uncollectible amounts based on historical experience.  The Company also generates a significant amount of our Direct Call Provisioning revenues on a prepaid basis. Deferred revenue is recorded for customer prepayments prior to usage.

In the Solutions Services segment, the Company provides validation, fraud and bad debt management, and billing services to other telecommunications service providers such as Global Tel*Link and Embarq. In providing Solutions Services, the Company typically assumes all risk of bad debt associated with the customers’ inmate telecommunications revenues and all costs of billing and collection. In return, the Company earns a fee generally based on a percentage of the providers’ gross customer revenues generated from their inmate telecommunications businesses.

In the Telecommunications Services segment, the Company provides inmate telecommunication software and equipment for correctional facilities, including security-enhanced call processors and call validation and bill processing systems for inmate calling. Depending upon the contractual relationship at the site and the type of customer, the Company provides these products and services through service agreements with other telecommunications services providers, such as Global Tel*Link, AT&T and Embarq. Under these agreements, the Company generates revenue over a specified contract term. In addition, the Company sells inmate call processing systems to certain telecommunication providers and in these cases records Equipment Sales revenue and related cost of goods sold when revenue is earned.

(b)  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Securus Technologies, Inc. and its wholly-owned subsidiaries, T-Netix, Inc., Evercom Holdings, Inc., and Syscon. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c)  Liquidity

The Company’s principal liquidity requirements are to service and repay debt and meet the Company’s capital expenditure and operating needs. The Company’s ability to make payments on and to refinance indebtedness, and to fund planned capital expenditures will depend on the Company’s ability to generate cash in the future and its ability to maintain compliance under the Company’s credit facilities, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. If we cannot meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow the lenders under our revolving credit facility to declare all borrowings outstanding to be due and payable, which would in turn, trigger an event of default under the indenture agreement and the agreement governing our senior subordinated debt.  In the event that cash in excess of the amounts generated from on-going business operations and available under the credit facilities or through equity contributions from stockholders is required to fund operations, the Company may be required to reduce or eliminate discretionary selling, general and administrative costs, and sell or close certain operations.

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

In the first quarter of 2007, the Company reduced its estimate of the useful life of certain telecommunications equipment to reflect the installation, over the next several years, of the Company’s new packet-based architecture. The change in the depreciation period increased net loss by approximately $1.9 million for the year ended December 31, 2007.

(e)  Risks and Uncertainties

The Company generated approximately 8% of revenue from its largest customer for the year ended December 31, 2007. The loss of this major customer could adversely affect the Company’s operating results. Thirty four percent (34%) of the Company’s telecommunications segment revenue was generated from this customer for the year ended December 31, 2007. Seventy four percent (74%) of the solutions segment revenue was generated from this customer for the year ended December 31, 2007. In 2004, the Company became aware of the intentions of its largest customer to exit the inmate telecommunications market. The Company also became aware that a second customer, which was the largest customer in the Company’s telecommunications services reporting segment, also intended to exit the inmate telecommunications market. As a result, the Company recorded a non-cash impairment charge in 2004. These two customers did exit the inmate telecommunications market in 2005 by selling their businesses to competitors. As a result, the Company’s revenues for both the telecommunications segment and the solutions segment have been declining over the last several years and this trend is expected to continue.

The Company had no customers that provided over 10% of our revenue during the years ended December 31, 2006 and December 31, 2007.

(f)  Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of highly liquid investments, such as certificates of deposit and money market funds, with original maturities of 90 days or less. Additionally, restricted cash accounts represent amounts established for the benefit of certain customers in the event the Company does not perform under the provisions of the respective underlying contract with these customers. Restricted cash was $1.5 million at December 31, 2006 and December 31, 2007.

(g)  Trade Accounts Receivable

Trade accounts receivable are recorded at the invoice amount and do not bear interest. The majority of trade accounts receivable represent amounts billed or that will be billed for calls placed through our telephone systems. The majority of these receivables are billed using various LECs or third-party billing services and are reported net of an allowance for unbillable and uncollectible calls for estimated chargebacks to be made by the LECs and clearinghouses. The Company maintains an allowance for doubtful accounts for estimated losses resulting from a customer’s inability to make payments on accounts and it is net of amounts held by the LECs for estimated charge backs. The Company analyzes the collectibility of a majority of its accounts receivables based on a 12-month average of historical collections. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. Our policy is to write-off accounts after 180 days from invoice date, or after all collection efforts have failed.

 The following table includes the activity related to our allowance for doubtful accounts (in thousands):

	For the Year Ended December 31,
	2005	2006	2007
Balance beginning of period	$13,232	$19,402	$15,045
Opening balance of acquired business	-	-	115
Additions charged to expense	62,069	62,091	52,062
Accounts written-off	(55,899)	(66,448)	(55,716)
Balance at end of period	19,402	15,045	11,507

(h)  Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosure about Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, receivables, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Carrying amounts and estimated fair value of debt are presented in Note 5.

(i)  Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company’s revenues are primarily concentrated in the United States in the telecommunications industry. The Company had trade accounts receivable that comprised 42.1% (two telecommunication service providers) of trade accounts receivable at December 31, 2007. The Company does not require collateral on accounts receivable balances and provide allowances for potential credit losses. An allowance for doubtful accounts has been established based on historical experience and management’s evaluation of collectibility of outstanding accounts receivable at the end of the accounting period.

The Company has significant revenue contracts denominated in US dollars and UK pounds. Syscon uses the Canadian dollar as its functional currency. Fluctuations in exchange rates between these currencies and the Canadian dollar could have a material effect on the business, financial condition and results of operations. The Company has not entered into any derivative contracts to mitigate the impact of foreign currency fluctuations.

(j)  Property and Equipment

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

Depreciation is computed by the straight-line basis using estimated useful lives of 3 to 5 years for telecommunications equipment, office and computer equipment and furniture and fixtures. No depreciation is recorded on construction in progress until the asset is placed in service.

(k)  Goodwill and Intangible and Other Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Intangible and other assets include acquired operating contracts and customer agreements, capitalized computer software, patents and license rights, patent application costs, trademarks, trade names and other intellectual property, capitalized loan costs, deposits and long-term prepayments and other intangible assets. The Company capitalizes interest costs associated with internally developed software based on the effective interest rate on aggregate borrowings. The Company capitalized interest in the amount of $0.2 million for each of the years ended December 31, 2006 and December 31, 2007. No interest was capitalized for the year ended December 31, 2005. The Company capitalized contract acquisition costs representing up-front payments required by customers as part of the competitive process to award a contract. These capitalized costs are included in operating contracts and customer agreements and are commonly referred to as signing bonuses in the industry.

We perform an annual impairment test of goodwill and other intangible assets with indefinite useful lives as of the last day of each fiscal year in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This test is a two-step process and requires goodwill to be allocated to the Company’s reporting units. We define our reporting units to be the same as the reportable segments (see Note 6). In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value, a goodwill impairment may exist and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared with the carrying value of the goodwill. An impairment loss is recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. We recognize an impairment loss by reducing the carrying value of the asset to its estimated fair value.

The Company also reviews intangible assets and other long-lived assets for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and the respective carrying values.

Amortization is computed on the straight-line basis over 3 to 12 years for operating contracts and customer agreements and patents and license rights. The weighted average amortization period for all of the intangible assets as of the year ended December 31, 2007, subject to amortization, is nine years. Amortization expense was $13.1 million, $16.5 million and $18.9 million for the years ended December 31, 2005, 2006 and 2007, respectively.

The acquisition of Syscon has been accounted for using the purchase method of accounting pursuant to SFAS No. 141, Accounting for Business Combinations. As a result, the costs of acquiring Syscon have been allocated to the assets acquired and liabilities assumed based upon estimated fair values (See Note 2). The purchase price allocations resulted in the initial recording of $28.9 million of goodwill (See Note 4). None of the goodwill is currently deductible for income tax purposes.

(l)  Impairment of Long-Lived Assets

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

(m)  Investments in Affiliated Companies

Beginning with our adoption of SFAS No. 142, the excess of cost of the stock of those affiliates over our share of their net assets at the acquisition date was recognized as goodwill and is not being amortized. The Company would recognize a loss when there is a loss in value in the equity method investment, which is other than a temporary decline.

Investment in the common stock of Accudata Technologies, Inc. (“Accudata”), an affiliated company owned 50% by us, was accounted for by the equity method, and was included in the consolidated balance sheet as “Intangibles and other assets, net” at December 31, 2006. Equity income (loss) in the results of operations were $0.2 million, $0.4 million and ($0.1) million for the year ended December 31, 2005, December 31, 2006 and December 31, 2007, respectively, and was included in the consolidated statements of operations as “Interest and other expenses, net”.

On August 9, 2007, Accudata purchased our 50% interest in its preferred stock for $1.0 million. In connection with the sale of its stock, the Company agreed to continue to conduct business with Accudata for at least thirty-six months. Minimum monthly payments for validation services will be $85,000 for the first twelve months, $56,667 for the second twelve months, and $28,333 for the third twelve months.

(n)  401(k) Plan

The Company sponsors a 401(k) savings plan for the benefit of eligible full-time employees. This plan is a qualified benefit plan in accordance with the Employee Retirement Income Security Act (“ERISA”). Employees participating in the plan can generally make contributions to the plan of up to 15% of their compensation. The plan provides for the Company to make discretionary matching contributions of up to 50% of an eligible employee’s contribution for the first 6%. Matching contributions and plan expenses were $0.5 million, $0.5 million, and $0.6 million for the years ended December 31, 2005, 2006 and 2007, respectively.

(o)  Income Taxes

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

As of January 1, 2007, the Company adopted the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No.  109 (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The adoption of these provisions did not have any impact on our financial condition or results of operations (See Note 7).

(p)  Stock-Based Compensation

Prior to January 1, 2006, the Company utilized the intrinsic-value method as provided by Accounting Principles Board Opinion (“APB”) No. 25,Accounting for Stock Issued to Employees, in accounting for the Company’s stock options and restricted stock plans and provide pro forma disclosure of the compensation expense determined under the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment”, which requires share-based compensation to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior period presented in this Form 10-K has not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for unvested shares is the same for APB Opinion No. 25 and SFAS No. 123R, the adoption of SFAS No. 123R did not have a material impact on our operating income, loss before income taxes, net loss, or cash flows from operations or financing.

The Company recorded compensation expense of $0.1 million for each of the three years ended December 31, 2005, 2006, and 2007 related to purchases of restricted stock by certain executives and members of the board of directors (See Note 9).

(q)  Revenue Recognition

Revenues related to collect and prepaid calling services generated by the direct call provisioning segment are recognized during the period in which the calls are made. In addition, during the same period, the Company accrued the related telecommunication costs for validating, transmitting, billing and collection, and line and long distance charges, along with commissions payable to the facilities and allowances for unbillable and uncollectible calls, based on historical experience.

Revenues related to the telecommunication services and solutions services segments are recognized in the period in which the calls are processed through the billing system, or when equipment and software is sold. During the same period, the Company accrued the related telecommunications costs for validating, transmitting, and billing and collection costs, along with allowances for unbillable and uncollectible calls, as applicable, based on historical experience.

The Company applies Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus net as an Agent. Based on this consensus, all revenues related to the Telecommunications Services and Solutions Services segments are presented in the statement of operations at the net amount. In the case of Solution Services, this is the amount charged to the end user customer less the amount paid to the inmate telecommunication provider.

Revenues related to the Offender Management software is recognized under Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue is recognized when the fair value of vendor specific objective evidence (“VSOE”) is determined. If the VSOE of fair value cannot be determined for any undelivered element or any undelivered element is essential to the functionality of the delivered element, revenue is deferred until such criteria are met or recognized as the last element is delivered. Under the residual method, the fair value of the undelivered elements is recorded as deferred and the difference between the total arrangement fee and the amount recorded as deferred revenue for the undelivered elements is recognized as revenue related to the delivered elements.

Services related to the implementation, customization, and modification of software are not separable and are essential to the functionality for the customer. Accordingly, the Company accounts for the combined upfront software license fee and customization revenue under contract accounting, recognizing revenue and related costs using the percentage-of-completion method in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The percentage of completion is calculated using hours incurred to date compared to total estimated hours to complete the project. The Company estimates are based upon the knowledge and experience of its project managers and other personnel, who review each project to assess the contracts schedule, performance, technical matters and estimated hours to complete. When the total cost estimate exceeds revenue, the estimated project loss is recognized immediately. Support contracts, which require our ongoing involvement, are billed in advance and recorded as deferred revenue and amortized over the term of the contract, typically one year.

The Company applied EITF Issue No. 01-13, Income Statement Display of Business Interruption Insurance Recoveries, for a $0.5 million business interruption insurance settlement in 2006 related to Hurricane Katrina.

(r)  Foreign Currency Translation and Transaction Gains and Losses

Assets and liabilities of the non-U.S. subsidiary whose functional currency is not the U.S. dollar are translated at the current exchange rates. Revenue and expense accounts are translated using an average rate for the period. Translation gains and losses are not included in determining net income, but are reflected in the comprehensive income component of shareholders’ deficit.

The Company has transactions in functional currencies other than its functional currency. Transaction gains and losses are recorded in the consolidated statement of operations relating to the recurring remeasurement and settlement of such transactions. As of December 31, 2007, included in other income on the Company’s consolidated statement of operations was a $1.5 million gain related to foreign currency transactions. There were no such transactions in 2005 or 2006.

(s)  Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that certain items such as foreign currency translation adjustments and unrealized gains and losses on certain derivative instruments classified as a hedge be presented as separate components of shareholders’ equity. Total comprehensive loss for the year ended December 31, 2005, December 31, 2006 and December 31, 2007 was $9.2 million, $20.1 million, and $38.5 million, respectively. Other comprehensive income or loss includes a $1.9 million foreign currency translation gain in 2007. No other comprehensive income or loss was recorded in 2005 or 2006.

(t)  Commitments and Contingencies

Liabilities for loss contingencies, not within the scope of SFAS No. 143, Accounting for Asset Retirement Obligations, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries of environmental remediation costs from third parties, which are probable of realization, are separately recorded as assets, and are not offset against the related environmental liability, in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. Legal fees related to loss contingencies are expensed as services are received.

(t)  Guarantees

FASB Staff Position (“FSP”) No. 45-3 amends Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require a guarantor to recognize a liability for the estimated fair value of guarantee obligations entered into after January 1, 2006 and disclosure of the maximum amount that could be paid under the guarantee obligation. In February 2006, we entered into an agreement with a telecommunications vendor, primarily for local and long distance services, whereby the Company guarantees a minimum purchase commitment over a two to three year period. Management has reviewed the agreements and believes the fair value to be zero. The minimum amount payable under this guarantee totaled $6.0 million at December 31, 2007.

(u)  Recently Issued Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses the views of the SEC staff regarding the process of quantifying financial statements misstatements. SEC registrants are expected to reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. The Company adopted the interpretations in SAB 108 in the fourth quarter of 2006. The adoption of SAB 108 did not have a material impact on the consolidated financial statements.

The Company adopted EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation), in the first quarter of 2007. The scope of this issue includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of revenues on either a gross or a net basis is an accounting policy decision that should be disclosed under Accounting Principals Board (APB) Opinion No. 22. The Company’s policy is to report revenues using a net presentation.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement does not require any new fair value measurements; rather, it applies whenever other accounting pronouncements require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No.  115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has the option of adopting SFAS No. 159 on January 1, 2008. An evaluation has not been completed as to the effect SFAS No. 159 would have on the company if adopted.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires, the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any noncontrolling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited.

(2)  MERGERS AND ACQUISITIONS

On June 29, 2007, the Company acquired all of the outstanding capital stock of Syscon pursuant to a Stock Purchase Agreement dated April 11, 2007 (“Purchase Agreement”). The initial consideration for Syscon’s capital stock was $41 million in cash and 45.6 shares of Securus Common Stock, subject to a working capital adjustment. In addition, the Company will pay up to an additional $7 million after each of the first three 12 month periods after the closing date if Syscon’s revenues exceed certain thresholds and the former stockholder still remains an employee.  Any additional payments made will be reflected as compensation expense in the statement of operations.  No additional consideration has been recognized as of December 31, 2007 as it is not probable that payment will be required related to the first year of operations.  Pursuant to the Purchase Agreement, Syscon’s previous stockholder also left $5.0 million of cash in Syscon’s bank accounts upon the closing of the Syscon acquisition. The Company will pay Syscon’s previous stockholder up to $5.0 million as Syscon generates Net Cash Flow (as defined in the Purchase Agreement).  Approximately $0.4 million was paid in 2007, $1.0 million is expected to be paid in 2008, and the remainder is to be paid in 2009.

Syscon is an enterprise software development company for the correctional facility industry. Syscon’s core product is a sophisticated and comprehensive software system utilized by correctional facilities and law enforcement agencies for complete offender management. Syscon’s system provides correctional facilities with the ability to manage and monitor inmate parole and probation activity and development at a sophisticated level. Syscon’s customers operate more than 250 correctional facilities and probation offices maintaining records for over 300,000 offenders in the United States, Canada, the United Kingdom and Australia. Syscon is the largest offender management software provider to Electronic Data Systems, Inc. for the United Kingdom’s National Offender Management System for Her Majesty’s Prison Service.

The acquisition has been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price has been allocated to the assets acquired and liabilities assumed of Syscon based on their respective fair values. An allocation of the purchase costs has been made for major categories of assets and liabilities in the consolidated balance sheet based on estimates of fair values reflecting valuations prepared by third-party appraisers. The value of intangible assets was determined using a discounted net cash flow approach. The fair value of the Common Stock we issued to Syscon’s previous shareholder was estimated using the option-pricing method, whereby the fair value of stock is modeled as a series of call options, representing the present value of the expected future returns to shareholders. Under this method, each class of stock is modeled with a distinct claim on the shareholders' equity value in us, creating three call options with various liquidation preference values that represent significant milestones for our shareholders. The value of these three call options are then calculated utilizing the Black-Scholes option pricing model. Any final adjustments to the purchase price or the estimated fair values of the assets purchased will change the allocations of purchase price and could result in changes to the unaudited pro forma and actual consolidated financial statements, and the changes could be material.

The total purchase price for Syscon was $45.1 million, as shown below, and has been allocated as follows (in thousands):

Purchase Price Calculation:
Payment for tendered shares	$41,000
Costs incurred related to the acquisition	2,717
Value of common stock	1,414
$45,131
Allocation of Purchase Price:
Accounts receivable, net	$5,981
Prepaid expenses and other assets	1,606
Property, plant and equipment	886
Goodwill	28,948
Intangibles	25,728
Accounts payable	(511)
Accrued expenses	(2,398)
Deferred revenue	(6,350)
Net deferred tax liability	(8,759)
Total Allocation	$45,131

The following unaudited pro forma combined amounts give effect to the acquisition of Syscon as if the acquisition had occurred on January 1, 2006. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period or of results which may occur in the future.

	For the Year Ended
	December 31,	December 31,
	2006	2007
Total revenue	$421,418	$401,650
Net loss	$(29,498)	$(44,959)

(3)  BALANCE SHEET COMPONENTS

Accounts receivable, net consist of the following at December 31 (in thousands):

	2006	2007
Accounts receivable, net:
Trade accounts receivable	$75,045	$59,684
Advanced commissions receivable	3,306	2,347
Other receivables	868	263
	79,219	62,294
Less: Allowance for doubtful accounts	(15,045)	(11,506)
	$64,174	$50,788

Direct call provisioning bad debt expense for the year ended December 31, 2005 was $38.9 million or 12.8% of direct call provisioning revenue of $303.2 million. For year ended, December 31, 2006, direct call provisioning bad debt expense was $40.8 million or 12.0% of direct call provisioning revenue of $340.4 million. Direct call provisioning bad debt expense for the year ended December 31, 2007 was $37.8 million or 11.2% of direct call provisioning revenue of $337.4 million.

At December 31, 2006 and December 31, 2007, the Company had advanced commissions to certain facilities totaling $3.3 million and $2.3 million, respectively, which are recoverable from such facilities as a reduction of earned commissions for specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year.

Property and equipment, net consists of the following at December 31 (in thousands):

	2006	2007
Property and equipment, net:
Telecommunications equipment	$47,420	$58,302
Leasehold improvements	3,400	3,555
Construction in progress	6,727	4,639
Office equipment	13,842	15,721
	71,389	82,217
Less: Accumulated depreciation and amortization	(24,960)	(41,420)
	$46,429	$$40,797

Intangibles and other assets, net consist of the following at December 31 (in thousands):

	2006
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$19,115	$(4,574)	$14,541	10.2
Deferred financing costs	9,022	(2,054)	6,968	7.3
Capitalized software development costs	18,633	(6,975)	11,658	4.3
Acquired contract rights	83,637	(20,773)	62,864	10.5
Deposits and long-term prepayments	1,755	-	1,755
Other	1,087	-	1,087
	$133,249	$(34,376)	$98,873

	2007
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$25,240	$(6,952)	$18,288	10.2
Deferred financing costs	14,275	(3,585)	10,690	6.1
Capitalized software development costs	23,900	(11,021)	12,879	3.9
Custom software development costs	8,115	(406)	7,709	10.0
Acquired contract rights	99,098	(32,997)	66,101	9.5
Deposits and long-term prepayments	2,089	-	2,089	-
Non-compete and employment agreements	1,909	(238)	1,671	4.6
	$174,626	$(55,199)	$119,427

At December 31, 2006 and 2007, the carrying amount of trademarks assigned to patents and trademarks that were not subject to amortization was $2.8 million and $2.8 million, respectively.

Amortization expense for the years ended December 31, 2005, 2006 and 2007 was $13.1 million, $16.5 million and $18.9 million, respectively. Estimated amortization expense related to intangibles, excluding deferred financing costs, the fair value of acquired Syscon in-process operating contracts and other assets, as of December 31, 2007 and for each of the next five years through December 31, 2012 and thereafter is summarized as follows (in thousands):

Year Ended December 31:
2008	16,556
2009	17,238
2010	14,336
2011	11,664
2012	8,029
Thereafter	32,279
$100,102

The fair value of Syscon’s in-process operating contracts and customer agreement acquired of $5.2 million will be amortized against revenue over the remaining life of the contracts using the percentage of completion method of accounting in accordance with EITF 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree”, which is estimated to be over the next 18 months. As of December 31, 2007, $1.4 million was amortized. The fair value represents the remaining amount to be billed under the acquired contractual obligations reduced by the estimated direct and indirect costs to complete and an allowance for the normal profit margin related to the activities to be performed.

 Accrued liabilities consist of the following at December 31 (in thousands):

	2006	2007
Accrued liabilities:
Accrued expenses	$26,395	$24,849
Accrued compensation	6,066	5,507
Accrued severance and exit costs	111	321
Accrued taxes	1,026	2,240
Accrued interest and other	5,797	7,271
	$39,395	$40,188

Restructuring charges of $0.6 million were incurred during the second quarter of 2007 related to the consolidation of our internal customer care function into the Dallas office, comprised of $0.2 million of severance expense and $0.4 million of facility exit costs for our Selma, Alabama location. All of the severance expenses were paid during the second quarter of 2007.

During the year ended December 31, 2005, the Company entered into separation agreements with certain executives. As a result of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company accrued approximately $0.6 million related to severance payment for these executives. Accrued severance and exit costs as of December 31, 2007 consists of the following (in thousands):

	Severance &	Leased Facility
	Related Costs	& Other Costs	Total
Balance at December 31, 2005	$557	$111	$668
Payments	(557)	-	(557)
Balance at December 31, 2006	-	111	111
Additions	216	398	614
Payments	(216)	(188)	(404)
Balance at December 31, 2007	$-	$321	$321

The remaining leased facility and other costs reserve is expected to be utilized by 2010.

(4)  GOODWILL

The Company performed annual impairment tests as of December 31, 2005, 2006, and 2007. No impairment was recorded as a result of the testing performed at December 31, 2005, 2006 and 2007.

Goodwill allocated to our reportable segments is summarized as follows (in thousands):

		Offender
	Direct Call	Management
	Provisioning	Software	Total
Balance at December 31, 2005	$37,936	$-	$37,936
Balance at December 31, 2006	$37,936	$-	$37,936
Goodwill allocation in connection with Syscon acquisitions	-	28,948	28,948
Foreign currency translation	-	2,151	2,151
Balance at December 31, 2007	$37,936	$31,099	$69,035

(5)  DEBT

Debt consists of the following at December 31 (in thousands):

	2006	2007
Revolving credit facility	$3,225	$5,000
Second-priority senior secured notes	154,000	194,000
Senior subordinated notes	58,756	69,834
	215,981	268,834
Less unamortized discount on senior secured notes and senior subordinated notes	(5,339)	(5,558)
	210,642	263,276
Less current portion of long-term debt	-	-
	$210,642	$263,276

Revolving Credit Facility — The Company has a revolving credit facility with a syndicate of banks and other lending institutions with a borrowing base limitation equal to 80% of “eligible receivables” and 50% of inventory, as defined in the credit agreement.  The revolving credit facility provides for financing on a revolving basis of up to $30.0 million and a $22.5 million letter of credit facility that expires on September 9, 2009.  Letters of credit outstanding reduce the Company’s availability to the extent they exceed $10.0 million and the borrowing base collateral, as defined by the revolving credit facility, principally comprised of receivables and inventory less defined reserves, falls below $40 million. Subject to certain adjustments, the Company’s maximum permitted annual capital expenditures are $30.0 million, $22.0 million and $22.0 million for the years ended December 31, 2006, 2007 and 2008, respectively. Amounts unused under the revolving credit facility are subject to a fee, due quarterly, based on a per annum rate of 0.375%.  Advances bear simple interest at an annual rate at an option equal to one of the following, (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2.0%. Interest is payable following the end of each calendar quarter. Advances received on the revolving credit facility bore interest at the Company’s option using the prime rate, which was 8.25% at December 31, 2006 and 7.25% as of December 31, 2007, as well as an advance of $5.0 million based on the Eurodollar Rate which was 6.97% as of December 31, 2007. The Company draws from the available credit on the Revolver to cover normal business cash requirements.  As of December 31, 2006 and December 31, 2007, the Company had $26.8 million and $19.5 million, respectively, of borrowing availability under the Revolver.

Second-priority Senior Secured Notes — On September 9, 2004, the Company issued $154.0 million of 11% Second-priority Senior Secured Notes. These notes were issued at a discount of $3.6 million, or 97.651% of face value, and the proceeds were used to finance the acquisition of Evercom and to repay then outstanding long-term debt obligations. On June 29, 2007, the Company issued $40 million aggregate principal amount of our 11% Second-priority Senior Secured Notes due 2011 under an Indenture dated September 9, 2004, as amended on June 27, 2007, in a private offering (“the 2007 Notes”). The 2007 Notes were issued at a discount of $0.9 million, or 97.651% of face value, and the proceeds were used to finance the acquisition of Syscon. In connection with the issuance of the 2007 Notes, the Company entered into a registration rights agreement with the initial purchaser pursuant to which the Company is required to register with the Securities and Exchange Commission (the “SEC”) up to $40.0 million aggregate principal amount of new 11% Second-priority Senior Secured Notes due 2011 and offer to exchange such notes for outstanding 2007 Notes. On September 17, 2007, the Company exchanged all of the 2007 Notes for new 11% Second-priority Secured Notes due 2011.

All $194.0 million of principal is due September 9, 2011. To the extent the Company generates excess cash flow (as defined in the indenture) in any calendar year, the Company is required by the Second-priority Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 104% of face value.  No excess cash flow payment was due for the year ended December 31, 2006 and December 31, 2007 because no excess cash flow was generated.  Interest is payable semiannually on March 1 and September 1. The effective interest rate is 11.5% on the Second-priority Senior Secured Notes.

Senior Subordinated Notes — On September 9, 2004, the Company issued $40.0 million of Senior Subordinated Notes, unsecured and subordinate to the revolving credit facility, that bear interest at an annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by our revolving credit facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated notes. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013. In connection with the issuance of the Senior Subordinated Notes, the Company issued warrants to acquire 51,011 shares of our Common Stock at an exercise price of $0.01 per share to the Senior Subordinated Note holders. As a result, we discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance. Proceeds obtained from the issuance of the Senior Subordinated Notes were used to finance the acquisition of Evercom, repay outstanding long-term debt obligations, and for general operating purposes. During the year ended December 31, 2007, $10.7 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. The effective interest rate is 18.76 % on the Senior Subordinated Notes. In order to enter into additional financing to complete the Syscon acquisition, we incurred a non-cash consent fee of $0.4 million payable to the Senior Subordinated Noteholders. This fee was added to the principal balance of the Senior Subordinated Notes.

All of the Company’s domestic subsidiaries and certain of its foreign subsidiaries (the “Subsidiary Guarantors”) are fully, unconditionally, and jointly and severably liable for the revolving credit facility, Senior Subordinated Notes and Second-priority Senior Secured Notes. The Subsidiary Guarantors are wholly-owned. The Company has not included separate financial statements of their subsidiaries because of their (a)  aggregate assets, liabilities, earnings and equity are presented on a consolidated basis and (b) the Company believes that separate financial statements and other disclosures concerning subsidiaries are not material to investors.

The Company’s credit facilities contain financial and operating covenants, among other items, that require the maintenance of certain financial ratios, including specified interest coverage ratios, maintenance of minimum levels of operating cash flows (as defined), and maximum capital expenditure limitations. These covenants also limit the Company’s ability to incur additional indebtedness, make certain payments including dividends to shareholders, invest and divest company assets, and sell or otherwise dispose of capital stock. In the event that the Company fails to comply with the covenants and restrictions, as specified in the credit agreements, it may be in default, at which time payment of the long term debt and unpaid interest may be accelerated and become immediately due and payable.

As of September 30, 2007, the Company was not in compliance with certain financial covenants required by the revolving credit facility. The Company was not in compliance with the Minimum EBITDA covenant which requires the Company to maintain $35.0 million of trailing twelve month EBITDA (as defined) and the Interest Coverage Ratio which requires a ratio of EBITDA (as defined) to Cash Interest (as defined) above 1.75. These ratios are required to be calculated on a pro forma basis for the impact of acquisitions, such as the acquisition of Syscon in June 2007. The revolving credit facility lenders waived this non-compliance for the period ended September 30, 2007 and amended the revolving credit facility to allow equity issued by Securus to be included in EBITDA for the fourth quarter of 2007 through 2008.

The indenture for our Second-priority Senior Secured Notes requires the Company to maintain a Credit Facility Coverage Ratio above 1.75. For the quarter ended September 30, 2007, the Company did not maintain the required ratio. This financial covenant is calculated by dividing Credit Facility Cash Flow (as defined) by Credit Facility Interest Expense (as defined) and is calculated on a pro forma basis for the impact of acquisitions, such as our acquisition of Syscon in June 2007. The indenture provides that two consecutive quarters of non-compliance with the Credit Facility Coverage Ratio will cause a default. The definition of the Credit Facility Coverage Ratio provides that the proceeds from equity issued by Securus are added to Credit Facility Cash Flow. In order to avoid a default under the indenture, the Company issued $10.2 million of Series A Redeemable Convertible Preferred Stock to the Company’s stockholder, H.I.G.-TNetix, Inc (“H.I.G.”). Although the Company expects to be in full compliance with its credit facilities and to be able to meet its obligations through 2008, there is no guarantee that the proceeds of the issuance will prevent a future default under our credit facilities.

Future maturities of debt for each of the following five years and thereafter are as follows (in thousands):

Year Ended December 31:
2008	$-
2009	5,000
2010	-
2011	194,000
2012	-
Thereafter	69,834
$268,834

The credit facilities are collateralized by all of the Company’s assets and capital stock, including those of its subsidiaries.

The fair value of our debt instruments as of December 31, 2007 is as follows (in thousands):

Revolving Credit Facility	$5,000
Second-priority Senior Secured Notes	168,780
Senior Subordinated Notes	69,834
$243,614

The fair value of the revolving credit facility was equal to its carrying value due to the variable nature of its interest rate. The fair value of the Second-priority Senior Secured Notes is based on their quoted market value. The fair value of the Senior Subordinated Notes is estimated based on its book value since these notes are not publicly traded.

(6)  SEGMENT INFORMATION — CONTINUING OPERATIONS

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting operating segments in annual financial statements. SFAS No. 131 also establishes standards for disclosures about products and services, geographic areas and major customers.

Historically, the Company’s management has chosen to organize the enterprise around differences in products and services. The Company has had four reportable segments: Direct Call Provisioning, Solutions Services, Telecommunications Services, and Equipment Sales. The acquisition of Syscon provides the

Company with a comprehensive Offender Management Software solutions segment. Through these segments, the Company provides inmate telecommunication products and services for correctional facilities, including security enhanced call processing, call validation and billing services for inmate calling, and software solutions to manage and monitor inmate, parole and probation activity. Depending upon the contractual relationship at the site and the type of customer, the Company provides these products and services through service agreements with other telecommunications service providers, including, Global Tel*Link, AT&T (formerly SBC), Embarq and FSH Communications (i.e., Telecommunication Services segment and Solutions Services segment) and through direct contracts between us and correctional facilities (i.e., Direct Call Provisioning segment). In addition, systems were sold to certain telecommunication providers (i.e., Equipment Sales segment).

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

Segment information for the twelve months ended December 31, 2005 is as follows (in thousands):

	Direct			Equipment
	Call	Solutions	Telecommunications	Sales &	Corporate
	Provisioning	Services	Services	Other	& Other	Total
Revenue from external customers	$303,174	$47,398	$25,313	$1,321	$-	$377,206
Segment gross margin	$63,813	$9,582	$13,824	$1,002	$-	$88,221
Depreciation and amortization	21,641	1,468	571	37	135	23,852
Other operating costs and expenses	7,782	1,261	-	31	40,113	49,087
Operating income (loss)	$34,390	$6,853	$13,253	$934	$(40,148)	$15,282
Interest and other expenses, net						26,608
Segment loss before income taxes						(11,326)
Capital expenditures	$25,718	$-	$-	$-	$609	$26,327

December 31, 2005:
Total assets	$209,545	$26,660	$4,778	$40	$25,907	$266,930
Goodwill	$37,936	$-	$-	$-	$-	$37,936

 Segment information for the twelve months ended December 31, 2006 is as follows (in thousands):

	Direct			Equipment
	Call	Solutions	Telecommunications	Sales &	Corporate
	Provisioning	Services	Services	Other	& Other	Total
Revenue from external customers	$340,420	$45,702	$13,365	$1,113	$-	$400,600
Segment gross margin	$73,032	$11,467	$6,940	$359	$-	$91,798
Depreciation and amortization	26,835	1,124	2,167		132	30,258
Other operating costs and expenses	7,787	407	-		44,193	52,387
Operating income (loss)	$38,410	$9,936	$4,773	$359	$(44,325)	$9,153
Interest and other expenses, net						27,811
Segment loss before income taxes						(18,658)
Capital expenditures	$27,028	$-	$-	$-	$148	$27,176
December 31, 2005:
Total assets	$218,239	$19,738	$776	$-	$20,896	$259,649
Goodwill	$37,936	$-	$-	$-	$-	$37,936

Segment information for the twelve months ended December 31, 2007 is as follows (in thousands):

	Direct				Offender		Equipment
	Call		Solutions	Telecommunications	Management		Sales	Corporate
	Provisioning		Services	Services	Software		& Other	& Other	Total
Revenue from external customers	$337,418		$36,496	$7,657	$7,933		$456	$-	$389,960
Segment gross margin	$71,247		$11,741	$4,142	$1,823		$134	$-	$89,087
Depreciation and amortization	33,137		88	1,792	1,908			123	37,048
Other operating costs and expenses	8,768		420	-	2,555			47,291	59,034
Operating income (loss)	$29,342		$11,233	$2,350	$(2,640)		$134	$(47,414)	(6,995)
Interest and other expenses, net								31,487	31,487
Segment loss before income taxes									(38,482)
Capital expenditures	$21,231	$		$-	$20	$		$105	$21,356
December 31, 2007:
Total assets	$199,071		$13,524	$2,235	$63,626		$8	$13,661	$292,125
Goodwill	$37,936		$-	$-	$31,099		$-	$-	$69,035

(7)  INCOME TAXES

Income tax expense (benefit) is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007
Current:
US Federal	$-	$-	$-
US State	194	337	965
Foreign	-	-	35
Total	194	337	1,000
Deferred:
US Federal	(1,802)	2,080	2,260
US State	(566)	(956)	(996)
Foreign	-	-	(342)
Total	(2,368)	1,123	922
Total income tax expense (benefit)	$(2,174)	$1,461	$1,922

Income taxes differ from the expected statutory income tax benefit, by applying the U.S. federal income tax rate of 35% to pretax earnings due to the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007
Expected statutory income tax (benefit)	$(3,965)	(6,518)	$(13,469)
Amounts not deductible for income tax	1,330	1,284	1,556
State taxes, net of federal benefit	(391)	(218)	(171)
Change in valuation allowance	853	7,263	14,332
Rate differences resulting from differing tax rates for different tax jurisdictions	-	-	25
Other	(1)	(350)	(351)
Total income tax expense (benefit)	$(2,174)	$1,461	$1,922

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31, 2006 and 2007, respectively, are presented below (in thousands):

	2006	2007
Net current deferred income tax assets:
Allowance for doubtful accounts	$5,681	$4,418
Accrued expenses	1,990	1,334
Other	2,828	4,070
Current deferred income tax assets	10,498	9,822
Deferred income tax liabilities
Other	(264)	(1,339)
Current deferred income tax liabilities	(264)	(1,339)
Less: Valuation allowance	(5,079)	(6,710)
Net current deferred income tax asset	$5,155	$1,773
Net non-current deferred income tax assets (liabilities):
Deferred income tax assets:
Net operating loss and tax credit carryforwards	17,452	27,633
Depreciation	-	-
Accrued interest	4,288	6,855
Other	(119)	93
Non-current deferred income tax assets	21,621	34,581
Deferred income tax liabilities
Property and equipment principally due to differences in depreciation	(2,475)	(1,914)
Intangible assets due to difference in book/tax basis	(16,830)	(24,738)
Non-current deferred income tax liabilities	(19,305)	(26,652)
Less: Valuation allowance	(10,578)	(23,281)
Net non-current deferred income tax asset (liability)	(8,262)	(15,352)
Net deferred income tax liability	$(3,107)	$(13,579)

At December 31, 2007, the Company had U.S. federal net operating loss carryforwards for tax purposes aggregating approximately $73.8 million which, if not utilized to reduce taxable income in future periods, expire at various dates through the year 2026. Approximately $7.9 million of the net operating loss carryforwards are subject to certain rules under Internal Revenue Code Section 382 limiting their annual usage. The Company believes these annual limitations will not ultimately affect its ability to use substantially all of its net operating loss carry forwards for income tax purposes. As a result of the change of control related to certain acquisitions, the use of the net operating losses may be limited going forward under Internal Revenue Code 382. At December 31, 2007, the Company had Canadian net operating loss carryforwards for tax purposes aggregating approximately $0.6 million which, if not utilized to reduce taxable income in future periods, expire in 2027. At December 31, 2007, the Company had Australian net operating loss carryforwards for tax purposes aggregating approximately $0.3 million which do not expire.

As of January 1, 2007, the Company adopted the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No.  109 (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The adoption of these provisions did not have any impact on our financial condition or results of operations.

The Company recognized no adjustment in the liability for unrecognized tax benefits upon the adoption of FIN 48. As a result of applying the provisions of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits, and no change in accumulated deficit as of January 1, 2007. The Company unrecognized tax benefits at December 31, 2007 relate to various foreign jurisdictions.

The following table summarizes the activity related to our unrecognized tax benefits ($ in thousands):

Total
Balance at January 1, 2007	$-
Increases related to prior year’s tax positions	663
Other	-
Balance at December 31, 2007	$663

Included in the unrecognized tax benefits of $0.7 million at December 31, 2007 was $0.01 million of tax benefits that, if recognized, would impact the annual effective tax rate. The amount of the unrecognized tax benefits that would impact goodwill, if recognized, would be $0.6 million. The Company also accrued potential penalties and interest of $0.0 million and $0.1 million, respectively, related to these unrecognized tax benefits during 2007, and in total, as of December 31, 2007, the Company has recorded a liability for potential penalties and interest of $0.0 million and $0.1 million, respectively. The Company does not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company or one of its subsidiaries file income tax returns in the U.S. federal jurisdiction, Canada, the United Kingdom, Australia and various states. The Company has open tax years for the U.S. federal return from 1996 forward with respect to its net operating loss (“NOL”) carryforwards, where the IRS may not raise tax for these years, but can reduce NOLs. Otherwise, with few exceptions, the Company is no longer subject to federal, foreign, state, or local income tax examinations for years prior to 2003.

A valuation allowance is provided when it is more likely than not that some portion or the entire net deferred tax asset will not be realized. The Company calculated the deferred tax liability, deferred tax asset, and the related valuation of net deferred tax assets, including net operating loss carryforwards, for the taxable temporary differences on a jurisdiction by jurisdiction basis. The valuation allowance represents the excess deferred tax assets including the net operating loss carryforwards, over the net deferred tax liabilities, excluding deferred liabilities that are not available to offset deferred tax assets. The Company has offset our net deferred tax assets, including net operating loss carryforwards, with a valuation allowance of $30.0 million at December 31, 2007. At December 31, 2006, the Company had a valuation allowance of $15.7 million which was applied against net deferred tax assets, including net operating loss carryforwards. The Company increased our valuation allowance because future taxable income may not be realized to utilize net operating losses.

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

(8)  REDEEMABLE CONVERTIBLE PREFERRED STOCK

On December 18, 2007, the Company issued 5,100 shares of Series A Redeemable Convertible Preferred Stock (“Preferred Stock”). Each share of the Series A Redeemable Convertible Preferred Stock has a stated value of $2,000 and accrues dividends at 12.5% annually of the stated value. The Preferred Stock has a liquidation preference equal to the greater of its per share purchase price plus any accrued but unpaid dividends and the amount the holder would receive if such share were converted to shares of common stock, and initially converts into one share of common stock, adjusted for certain events. In the event that the Company does not achieve $45 million of Credit Facility Cashflow (as defined in the Certificate of Designation for the Series A Redeemable Convertible Preferred Stock) for the twelve months ended June 30, 2008, each share of Preferred Stock will be convertible into 200 shares of Common Stock, as adjusted for certain events. The Preferred Stock was issued to avoid a financial covenant default under a certain indenture related to the 11% Second-Priority Senior Secured Notes (See Note 5).

The Company’s majority stockholder, H.I.G. purchased substantially all of the shares of Preferred Stock for approximately $10.2 million. The proceeds from the purchase were applied to our earnings in determining compliance with the covenants in the indenture for the Company’s Second-Priority Senior Secured Notes for the year ended December 31, 2007.

(9)  STOCKHOLDERS’ EQUITY

Common stock

On December 15, 2007, in conjunction with the issuance of the Preferred Stock (see Note 8), the Company’s shareholders approved a 1 for 1,000 reverse stock split for the Common Stock and Class B Common Stock. Except as otherwise noted, all shares, options and warrants have been restated to give retroactive effect to the reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the split had occurred as of December 31, 2006. In connection with the reverse split, authorized shares of common stock were reduced to 1,300,000 shares of capital stock with a par-value of $0.001, of which 1,190,000 were designated Common Stock, 10,000 were designated Preferred Stock and 100,000 were designated Class B Common Stock. All issued shares of common stock are entitled to vote on a one share/one vote basis. The Company had 604,000 shares of Common Stock issued and outstanding and 73,491.22 shares of Class B Common Stock outstanding on the date of issuance and 604 shares of common stock and 73.49 shares of Class B Common Stock, respectively, immediately following the split.

At December 31, 2007, 604.0 shares of Common Stock were issued and outstanding and 73.49 shares of the Class B Common Stock were outstanding. Shares of Class B Common Stock are subject to vesting as described below. Other than provisions related to vesting and a $57,000 per share liquidation preference for the Common Stock, holders of the shares of Common Stock and Class B Common Stock have identical rights and privileges. The Company credit facilities substantially restrict the ability to pay dividends to holders of common stock.

Warrants

In connection with the financing of the acquisition of Evercom on September 9, 2004, warrants to purchase 51.01 shares of Common Stock were issued to holders of the Senior Subordinated Notes. The warrant exercise price is $10 per share, is immediately exercisable upon issuance, and expires on September 9, 2014. As a result, we discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the stock warrants at the time of issuance.

In conjunction with a guarantee provided by HIG, we issued warrants to purchase 14.54 shares of Common stock to HIG, for $0.01 per share, immediately exercisable upon issuance. The warrants were exercised on December 18, 2007.

Restricted Stock Purchase Plan

The Company has a 2004 Restricted Stock Purchase Plan under which certain of its employees may purchase shares of our Class B Common Stock. The maximum number of authorized shares that may be delivered pursuant to awards granted under the 2004 Restricted Stock Purchase Plan was 75,000, which equaled 5.8% of our total authorized shares of common stock. On December 15, 2007, our shareholders approved a 1 for 1,000 reverse stock split. The Company has elected to continue to authorize 75,000 shares under the Plan.

The Company’s Board of Directors administers the 2004 Restricted Stock Purchase Plan. The plan is designed to serve as an incentive to attract and retain qualified and competent employees. The per share purchase price for each share of Class B Common Stock is determined by the Company’s Board of Directors. Class B Common stock will vest based on performance criteria or ratably over a period or periods, as provided in the related restricted stock purchase agreement.

As of December 31, 2007, 73.49 shares of Class B Common Stock were issued under the 2004 Restricted Stock Purchase Plan. Of this amount, (a) 26.3 of these shares were acquired by our Chief Executive Officer in 2004; (b) 31.82 were issued in 2005 to seven of our executives, net of forfeitures; (c) 1.330 and 2.67 shares were issued in 2005 and 2006 to two members of the Company’s Board of Directors and immediately vested; and (d) 11.37 were issued in 2007 to certain of our executives.

These shares are subject to forfeiture pursuant to the terms of the 2004 Restricted Stock Purchase Plan and the restrictions described hereafter. As to shares issued to the Company’s executives, with respect to 36.6% of the stock, the restriction period ends upon the sale of the Company’s stock by certain of its other stockholders. The restriction period for 31.7% of the stock ends upon the lapse of time, ratably over three to four years from the date of issue. With respect to the remaining shares, the restriction period ends upon the Company attaining certain performance measures determined by its Board of Directors.  Upon a change of control, the restriction period could end for all of the restricted shares that have not previously vested. The restricted shares are entitled to dividends, if declared, which will be distributed upon termination of the restriction period with respect to any such restricted shares.

The Company measures compensation expense on these restricted shares commensurate with their vesting schedules. For the portion of the restricted shares that vest contingently with the occurrence of certain events, the Company records compensation expense when such events become probable. The incremental compensation expense on the restricted shares issued was determined based on the estimated fair value of the Class B Common Stock, which resulted in $0.1 million compensation expense charged to the consolidated statement of operations for each of the years ended December 31, 2005, 2006 and 2007, respectively.

The following table summarizing the status of the 2004 Restricted Stock Purchase Plan for the periods presented:

	Number of	Fair Value at
	Shares	Grant Date
Balance at December 31, 2004	16.86
Granted	36.64	$5,000
Expired and forfeited	-
Balance at December 31, 2005	53.50
Granted	12.15	$6,000
Expired and forfeited	-
Balance at December 31, 2006	65.65
Granted	11.37	.01
Expired and forfeited	(3.53)	$5,000
Balance at December 31, 2007	73.49

The following is a summary of non-vested shares as of December 31, 2007 and changes during the year.

	Number of	Weighted Average
	Shares	Fair Value
Balance at December 31, 2006	40.55	$9,937
Granted during the year	11.37	.01
Vested during the year	(8.09)	8,384
Forfeited during the year	(3.53)	5,000
Balance at December 31, 2007	40.30	$8,659

In 2006, the fair value of Class B Common Stock was estimated on the grant date using the option-pricing method, whereby the fair value of stock is modeled as a series of call options, representing the present value of the expected future returns to shareholders. Under this method, each class of stock is modeled with a distinct claim on the shareholders' equity value in us, creating three call options with various liquidation preference values that represent significant milestones for the Company’s shareholders. The value of these three call options are then calculated utilizing the Black-Sholes option pricing model. The following assumptions were made in estimating fair value:

Liquidation value of Common Stock shares	$57,000 per share
Expected term	3 years
Expected volatility	40%
Risk-free interest rate	4.69%
Minority interest discount	None
Discount for lack of marketability	20%

In 2007, the fair value of Class B Common Stock was estimated on the grant date using the income and market approaches.  The income approach measures the present value of expected future cash flows and was applied using the discounted cash flow technique in an unlevered analysis.  The market approach examines recent sales of comparable companies or securities to determine fair value and was applied using the precedent transactions approach and the guideline companies approach.  Each of these three approaches was weighed equally in determining the weight adjusted fair market value of Class B Common Stock.  The following assumptions were made in estimating fair value:

Weighted-average cost of capital	14.1%
Forecast period	10 years
Relative pricing multiple	EBITDA and Enterprise Value/EBITDA
Comparable public companies:
Revenues	$100 - $800 million
Industries	Prison service providers; telecommunications services

As of December 31, 2007, there was $0.4 million total unrecognized compensation cost related to the 2004 Restricted Stock Purchase Plan, of which $0.1 million is expected to be recognized over a weighted average period of 1 year and $0.3 million will be recognized upon the sale of the Company's stock by certain of the Company's other shareholders.

(10)  RELATED-PARTY TRANSACTIONS

The Company has a consulting services agreement with H.I.G., pursuant to which H.I.G. receives an annual consulting services fee of $750,000 for management, consulting and financial advisory services. In addition, H.I.G. is entitled to receive fees equal to 2% of the consideration received by us upon a public offering of the Company’s capital stock or the sale of all or substantially all of its assets, which provision survives the termination of the agreement.

Required minimum annual consulting fee payments for the remaining term are as follows (in thousands):

Year Ended December 31:
2008	750
2009	563

The professional and consulting services agreement has a five-year term and is cancelable at either party’s discretion. In connection with this agreement, the Company paid $0.8 million, $0.8 million, and $0.8 million for the years ended December 31, 2005, 2006, and 2007, respectively. Accrued service fees due to the related party affiliated company was $0.2 million, and nil and nil as of December 31, 2005, 2006, and 2007, respectively.

The Company has a professional services agreement with H.I.G., pursuant to which H.I.G. is paid investment banking fees equal to 2% of the value of any transaction in which the Company (i) sells all or substantially all of its assets or a majority of its stock, (ii) acquires any other companies or (iii) secures any debt or equity financing. In connection with its acquisition of Syscon and the issuance of the Series A Redeemable Convertible Preferred Stock, H.I.G. received a professional services fee equal to 2% of each transaction value, or approximately $1.0 million and $0.2 million, respectively.

On June 29, 2007, the Company acquired all of the outstanding capital stock of Syscon from its sole stockholder. Under the Purchase Agreement, the Company paid approximately $41 million and 45.6 shares of Common Stock, subject to a working capital adjustment. Pursuant to the purchase agreement, the Company will pay Syscon’s former stockholder $5.0 million as Syscon generates net cash flow (as defined in the purchase agreement) and $7 million after each of the first three 12 month periods after the closing date if Syscon’s revenues exceed certain thresholds and the former stockholder has not resigned or been terminated for cause from his employment. The revenue thresholds for the full earn-out payments are $56.5 million for the first 12 months, $61.5 million for the second 12 months, and $63.1 million for the third 12 months. If Syscon’s revenues are less than the aforementioned thresholds, but greater than $30 million for the first 12 months, $33.33 million for the second 12 months and $36.67 million for the third 12 months, the seller will earn a portion of the $7 million dollar payment applicable to the given year. Revenues, for the purposes of calculating these thresholds, is defined by the agreement on a modified cash basis and is not based on U.S. Generally Accepted Accounting Principles.  During the year ended December 31, 2007, the Company paid $0.2 million to an affiliate of the former stockholder for professional software development consulting services.

A former affiliated company, Accudata Technologies, provides validation services to us and, accordingly, we paid Accudata $2.0 million, $1.3 million, and $1.0  million for their services in 2005, 2006, and 2007, respectively. Accudata paid dividends of $0.1 million in 2006. No dividend payments were received in 2005 or 2007.

On August 9, 2007, Accudata, purchased the Company’s 50% interest in its preferred stock for $1.0 million. In connection with the sale of its stock, the Company agreed to continue to conduct business with Accudata for at least thirty-six months. Minimum monthly payments for validation services will be $85,000 for the first twelve months, $56,667 for the second twelve months, and $28,333 for the third twelve months.

On August 17, 2007, an affiliate of H.I.G. T-Netix, Inc., the Company’s majority stockholder, guaranteed a $5.0 million unsecured revolving credit facility on the Company’s behalf. In connection with H.I.G. T-Netix’s guarantee, the Company issued warrants to purchase up to 14.5 shares of Common stock. The guarantee and the revolving credit facility were cancelled and H.I.G. T-Netix’s exercised its warrant in connection with our issuance of Series A Redeemable Convertible Preferred Stock. We had no borrowings under this facility.

(11)  COMMITMENTS AND CONTINGENCIES

(a)  Operating Leases

The Company leases office space and certain office equipment under operating lease agreements. Most of our lease terms have escalation clauses and renewal options, typically equal to the lease term. The Company accounts for this on a straight-line basis over the life of the lease. Rent expense under operating lease agreements for the year ended December 31, 2005, 2006, and 2007 was approximately $2.3 million, $2.3 million and $2.5 million, respectively. Future minimum lease payments under these lease agreements for each of the next five years are summarized as follows (in thousands):

Year Ended December 31:
2008	2,439
2009	2,299
2010	1,889
2011	1,617
2012	1,409
Thereafter	3,032
Total minimum lease payments	$12,685

(b)  Minimum payments to customers

The Company is required to make the following minimum commission payments to certain of its correctional facility customers regardless of the level of revenues generated by the Company on those contracts as follows (in thousands):

Year Ended December 31:
2008	2,497
2009	3,975
2010	3,064
2011	1,462
2012	69
Thereafter	-
Total minimum commission payments	$11,067

No liability has been recorded as of December 31, 2007 because the Company expects to generate sufficient revenues from these contracts in future periods to offset these payments consistent with contractual and historical average commission rates and because the Company would not owe these amounts if the correctional facility customer terminates the agreement.

(c)  Employment Agreements

As of December 31, 2007, the Company had entered into employment agreements with certain key management personnel, which provided for minimum compensation levels and incentive bonuses along with provisions for termination of benefits in certain circumstances and for certain severance payments in the event of a change in control (as defined).

(d)  Litigation

From time to time the Company has been, and expects to continue to be, subject to various legal and administrative proceedings or various claims in the normal course of business. The Company believes the ultimate disposition of these matters will not have a material affect on our financial condition, liquidity, or results of operations.

From time to time, inmate telecommunications providers, including the Company, are parties to judicial and regulatory complaints and proceedings initiated by inmates, consumer protection advocates or individual called parties alleging, among other things, that excessive rates are being charged with respect to inmate collect calls, that commissions paid by inmate telephone service providers to the correctional facilities are too high, that a call was wrongfully disconnected, that security notices played during the call disrupt the call, that the billed party did not accept the collect calls for which they were billed or that rate disclosure was not provided or was inadequate. The Company is also on occasion the subject of regulatory complaints regarding its compliance with various matters including tariffing, access charges and payphone compensation requirements and rate disclosure issues.

In June 2000, T-NETIX was named, along with AT&T, in a lawsuit in the Superior Court of King County, Washington, in which two private citizens allege violations of state rules requiring pre-connect audible disclosure of rates as required by Washington statutes and regulations. T-Netix and other defendants successfully obtained dismissal and a "primary jurisdiction" referral in 2002.  In 2005, after several years of inactivity before the Washington Utilities and Transportation Commission -- the state telecommunications regulatory agency -- T-Netix prevailed at the trial court in securing an Order entering summary judgment on grounds of lack of standing, but that decision was reversed by an intermediate Washington state appellate court in December 2006.  T-Netix’s subsequentPetition for Review by the Washington Supreme Court was denied in January 2008, entitling plaintiffs to continue to pursue their claims against T-Netix and AT&T. Currently pending before the trial court are motions by plaintiffs to vacate the prior summary judgment and to reinstate the primary jurisdiction referral, and a second motion by AT&T for summary judgment. T-Netix has opposed the plaintiffs' motion in part and intends, at the appropriate time, to oppose AT&T's motion as well.  Given the absence of any significant judicial discovery to date, however, the Company cannotestimate the company's potential exposure or predict the outcome of this dispute.

In September 2004, TIP Systems, LLC and TIP Systems Holdings Co., Inc. (“TIPS”) filed suit in the United States District Court for the Southern District of Texas (Houston Division) against numerous defendants including the Company. In TIPS, the Company, along with other inmate telecommunications providers, were alleged to have infringed on patents concerning “cord-free” or “hands-free” inmate phone technology. This lawsuit against the Company was dismissed on March 1, 2007, when its motion for summary judgment was granted on the issue of non-infringement. TIPS has appealed to the U.S. Court of Appeals, and oral arguments before the Appellate Court are set for April 9, 2008. Additionally, TIPS has filed a lawsuit in the Southern District of Texas against the Company which alleges substantially similar allegations concerning patent infringement claims for “cord-free” or “hands-free” inmate phone technology. This lawsuit against the Company was similarly dismissed on January 10, 2008, when the Company’s motion for summary judgment was granted on the issues of non-infringement and a finding that the Company was not a proper defendant in the lawsuit. TIPS has indicated that it plans to appeal this Order to the U.S. Court of Appeals.

In October 2003, Value-Added Communications, Inc. (“VAC”) filed suit in the District Court of Dallas County, Texas against the Company’s subsidiary T-NETIX for alleged breach of a Patent License Agreement between VAC and T-NETIX (the “Agreement”). VAC filed the lawsuit seeking, among other things, an interpretation of certain provisions of the Agreement, a declaration that the Agreement remains in effect, a license to any of T-NETIX’s improvements to the originally licensed technology, and an award of its attorneys’ fees. T-NETIX filed counter-claims against VAC for, among other things, VAC’s breach of various provisions in the contract including, but not limited to, failure to assign certain improvements in technology that VAC has allegedly developed since 1996. Trial started on January 15, 2008 and went through February 8, 2008. After several days of deliberation, the jury announced that they were deadlocked, and the judge granted a mistrial on February 14, 2008. The new trial is set for August 5, 2008. T-NETIX will continue to proceed against VAC on its affirmative claims for VAC’s failure to assign its improvements and additions and other breaches of the Patent License Agreement and will continue to vigorously defend against VAC’s claim for attorneys’ fees and VAC’s efforts to have the Court declare that the Patent License Agreement remains in effect. We cannot evaluate the likelihood of any outcome or make a reasonable estimate of range of potential loss at this time.

In April 2005, we filed suit in the United States District Court for the Northern District of Texas (Dallas Division) against VAC for patent infringement. VAC filed an answer and a counterclaim in this matter. VAC seeks declaratory judgments as to non-infringement and invalidity. Discovery is on-going at this time. Trial in this matter is set for February 2, 2009. We cannot evaluate the likelihood of any outcome at this time.

In November 2005, we filed suit in the District Court of Dallas County, Texas, against AGM Telecom Corporation and former employees of our various affiliates, and related individuals, including David McEvilly, George McNitt, Thomas Miller, Steven Capitano, Brian Dietert, AGM Telecom Corporation, Christopher McNitt, Robert G. Sargeant, James F. Winstead, Pablo Xiques, Henry Chang, and Mie Mie Chang, alleging, among other things, breach of contract and misappropriation of trade secrets. In the lawsuit, various defendants have counterclaimed for alleged violations of the Texas Business & Commerce Code, disparagement, defamation, and tortious interference. Some defendants moved to stay the case and requested the court compel arbitration of the matter, which request was granted, and some defendants filed special appearances objecting to the court’s jurisdiction. In mid January 2008, the Court granted the special appearances of Sargeant, Winstead and Chang, due to their lack of contacts with Texas and dismissed them from the case. The parties have since agreed to abate the state court litigation and submit all claims between the Company and the remaining defendants to arbitration. The Company has denied any wrongdoing with respect to the alleged counterclaims and will vigorously defend each and every counterclaim asserted by the defendants. The Company cannot evaluate the likelihood of any outcome at this time.

In October 2006, the Company filed suit in the U.S. Federal District Court for the Eastern District of Texas against Global Tel*Link Corporation; AGM Telecom Corporation; Inmate Calling Solutions, Inc.; and FSH Communications, LLC for patent infringement of several patents related to the inmate correctional services and telecommunications industry by each such defendant. In November 2007, Inmate Calling Solutions, Inc. entered into a Settlement Agreement and Mutual Release, and a Patent License Agreement with the Company, and was dismissed from the suit. The Company cannot evaluate the likelihood of any outcome as to the remaining defendants at this time.

In May 2007, GlobalTel*Link Corporation brought a declaratory judgment action in Montgomery County Circuit Court in Alabama, against the State of Alabama, the Alabama Department of Finance, Isaac Kervin (Director of Purchasing), and T-NETIX,Inc regarding the Inmate Phone Services contract award. On June 5, 2007, the Judge entered an order that there is a valid, binding contract between the State and GTL and that the State shall fully comply with the contract, and that the effective date of the contract shall be June 1, 2007. On July 16, 2007, the State filed a Motion (and Amended Motion) to Stay Execution Pending Appeal, which the court denied on July 25, 2007. The State filed a Motion to Stay Execution Pending Appeal before the Supreme Court of Alabama on July 30, 2007. T-Netix filed its Joinder in the State’s Motion to Stay on August 1, 2007. Appellate briefing has been filed and the parties await the ruling of the Supreme Court of Alabama. T-Netix has not admitted any wrongdoing and has vigorously denied each and every allegation in the case. No evaluation of the likelihood of any outcome or reasonable estimate of range of potential loss can be made at this time.

In July 2007, GlobalTel*Link Corporation filed suit in the Circuit Court of Montgomery County against T-Netix Inc., the State of Alabama, and the Alabama Department of Finance and Alabama Department of Corrections. This proceeding relates to the protest matter in Alabama. The Company filed a Motion to Dismiss, which was denied; however, Global conceded that several of its claims were not viable, and in its amended complaint included only one count, the intentional interference with business and contractual relations claim. Both parties agreed that the appeal of the Alabama Protest Matter could be dispositive, or at least highly persuasive, of the outcome of this second lawsuit; therefore, the Judge agreed to hold off on setting any scheduling deadlines and recently postponed the trial date of August 4, 2008. The Judge also ordered the parties to mediate the case, but did not specify a deadline. T-Netix has not admitted any wrongdoing and has vigorously denied each and every allegation in the case. No evaluation of the likelihood of any outcome or reasonable estimate of range of potential loss can be made at this time.

In March 2007, the FCC has asked for public comment on a proposal from an inmate advocacy group to impose a federal rate cap on interstate inmate calls. This proceeding could have a significant impact on the rates that we and other companies in the inmate telecommunications business may charge. Although similar proposals have been pending before the FCC for more than three years without action by the agency, this newest proceeding is nonetheless in its early stages, and we cannot predict the outcome at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

2. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. The assessment excluded Syscon Holdings, Ltd, acquired during 2007, with total assets of $63.6 million and total revenues of $7.9 million included in our consolidated financial statements as of and for the year ended December 31, 2007. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

3. Changes in Internal Control over Financial Reporting

In 2005, management began a major initiative to evaluate and improve our processes, procedures, and systems that support internal controls over financial reporting. The objective was to (1) provide assurance that we are in compliance with the requirements of section 404(a) of the Sarbanes-Oxley Act and (2) improve the quality of our internal control systems. In 2006, we established a professional Internal Audit organization that coordinates the ongoing initiative. Coordination and execution of the initiative was conducted under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer and the Audit Committee. Consultants and independent contractors functioned in a support role as well.

As a result, we have achieved our primary objective to comply with the Sarbanes-Oxley Act by successfully implementing substantial internal control improvements over the course of the initiative. While we have significantly improved the quality of our internal control systems, management has not fully achieved the second objective to the preferred level and is committed to further enhancing its internal control systems over financial reporting. These improvement areas do not, in management’s opinion at December 31, 2007, either individually or in the aggregate, constitute a material weakness in our system of internal controls over our financial reporting processes.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. MANAGEMENT

The following is a list of our executive officers, other senior officers and directors as of March 8, 2008.

All of our directors serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal. Our executive officers are appointed by and serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Name	Age	Position
Richard Falcone	63	Chairman, President and Chief Executive Officer
Keith Kelson	41	Chief Financial Officer, Treasurer and Assistant Secretary
Dennis Reinhold	47	Vice President, General Counsel and Secretary
John Viola	57	Vice President and General Manager, Correctional Systems
Robert Rae	40	Executive Vice President, Operations and Information Technology
Daniel Crawford	61	Senior Vice President, Corporate Development for Securus; and General Manager of Syscon Justice Systems
Floyd Sully	59	Founder and Managing Director, Syscon Justice Systems
Tony Tamer	47	Director
Brian Schwartz	39	Director
Douglas Berman	41	Director
Lewis Schoenwetter	37	Director
Jeffery McWey	52	Director
Jack McCarthy (1)	65	Director
James Neal Thomas (1)	62	Director

(1)	Member of the Audit Committee

The following information summarizes the principal occupations and business experience, during the past five years, of each of our directors and executive officers.

Richard Falcone has served as our Chairman, President and Chief Executive Officer since September 2004.  Mr. Falcone served as Chief Executive Officer of Evercom from October 2000 until we acquired it in September 2004.  Prior to joining Evercom, Mr. Falcone was a Senior Vice President for AT&T serving in a variety of capacities, including leading AT&T’s Small Business Markets servicing organization of several thousand employees and establishing AT&T’s national e-Servicing strategy.  Mr. Falcone received a B.S.E.E.  from Northeastern University and has had Executive Level education at MIT Sloan, Stanford University, Brookings Institute in Tokyo and the International Institute for Management Development (IMD) in Lausanne, Switzerland.  Mr. Falcone has served on the Board of the National Foundation of Women Business Owners and is a founding father of the National Black Business Council.

Keith Kelson has served as our Chief Financial Officer and Assistant Secretary since September 2004.  Mr. Kelson served as Evercom’s Chief Financial Officer from March 2000 until we acquired it in September 2004.  Prior to joining Evercom, Mr. Kelson was a certified public accountant in the accounting and auditing services division of Deloitte & Touche LLP and held various financial positions with subsidiaries of Kaneb Services, Inc.  Mr. Kelson has over 20 years of combined accounting experience, serving seven of those years with Deloitte & Touche LLP and thirteen years in financial management (including ten years with the Company and its predecessors).  Mr. Kelson has a B.B.A. in Accounting from Texas Christian University, from which he graduated cum laude.  Mr. Kelson is a certified public accountant, and has had Executive Level education at IMD International in Lausanne, Switzerland.

Dennis Reinhold has served as our Vice President, General Counsel and Secretary since he joined us in August 2005. Prior to joining us in August 2005, Mr. Reinhold served as the Associate General Counsel of SOURCECORP, Inc. While employed at SOURCECORP, SOURCECORP was a public company (NASDAQ: SRCP) with approximately 7,000 employees worldwide, and specialized in business process outsourcing of critical data and documents. In that role, he was responsible for the worldwide legal function of the Business Process Solutions Division, the Statement Solutions Division, the Legal Claims Division and the Direct Mail Division. While at SOURCECORP, he was the company’s Chairman of the Juvenile Diabetes Research Foundation, and helped propel SOURCECORP to one of the largest corporate fundraisers for Juvenile Diabetes in the DFW area. Prior to his position at SOURCECORP, Mr. Reinhold served as Division General Counsel/ Director of International Legal Affairs and Assistant Secretary for AAF-McQuay, Inc. Mr. Reinhold has over 20 years of legal experience, both in law firms and in-house positions, with an emphasis in practicing in the areas of corporate and international law. Mr. Reinhold has a J.D. from St. Louis University; a B.S. in Marketing and Business Administration from the University of Illinois and he completed the Advanced Management Program at The Wharton School, University of Pennsylvania. Mr. Reinhold was one of 20 finalists in the 2006 Dallas Business Journal’s Best Corporate Counsel Awards, and in 2006, he was awarded a National Leadership Award by the National Republican Congressional Committee. Mr. Reinhold has served on numerous civic organizations, including the Board of Directors for the Louisville Ballet.

John Viola has served as our Vice President and General Manager, Correctional Systems since September 2004. Mr. Viola served as the Vice President and General Manager of Evercom Correctional Systems from November 2000 until weacquired it in September 2004. Prior to joining Evercom, Mr. Viola also served as General Manager of AT&T’s small business group in the western United States during his 18-year tenure with AT&T. Mr. Viola has over 25 years of experience in senior level sales, marketing and management. Mr. Viola holds a B.A. in Marketing and Management from the University of Illinois, an M.B.A. from Roosevelt University in Chicago and has Executive Level education from Texas A&M University. Mr. Viola has served on numerous civic organizations, including the Board of Directors for the Public Education Business Coalition and Colorado Uplift, promoting education for inner city youths.

Robert Rae has served as Executive Vice President, Operations and Information Technology of the Company since September 2004.  Mr. Rae served as Evercom’s Executive Director of Services/ Operations from December 2002 to September 2004 and as Securus Technologies Vice President of Enterprise Services and Operations from September 2004 to October 2006.  Prior to joining Evercom, Mr. Rae was Vice President of Operations for EngineX Networks, an engineering professional services firm specializing in engineering carrier telecommunications networks.  Mr. Rae has also held leadership roles with Fujitsu, where he led international professional services and technical support operations, and with Bell Atlantic, where he led strategic planning of operations and engineering of telecommunications networks.  Mr. Rae has a B.A.  in Economics and a B.S.  in Psychology from the University of Pittsburgh and an M.B.A.  from the Katz Graduate School of Business.  Mr. Rae has had Executive Level education at the Wharton School of Business.

Dan Crawford is Senior Vice President, Corporate Development for Securus Technologies, and General Manager of Syscon Justice Systems. Mr. Crawford has enjoyed a stellar career as a senior manager (including stints as Chairman, CEO and President) with a number of important companies in the public safety and corrections industry. In addition, Mr. Crawford was the founder of EPIC Solutions, Inc., an INC 500 fastest growing company. Mr. Crawford has been named Business Leader of the Month by the national Foundation for Enterprise Development, and One of the Most Influential Technology Leaders by the San Diego Business Journal. Mr. Crawford began his professional career in the military as a Naval Aviator. After leaving active duty, Mr. Crawford remained in the Naval Reserves and retired in 1996 with the rank of captain. He holds an undergraduate degree in business administration, an MBA, and a law degree, and has served on multiple boards of directors.

Floyd Sully has served as our Managing Director of Syscon since June 2007. Mr. Sully founded Syscon over 25 years ago and  has played an increasingly important leadership role in the development of correctional information and case management best practices across North America. Mr. Sully received his Baccalaureate degree in economics from the University of British Columbia.

Tony Tamer has served as a member of our board of directors since February 2004. Mr. Tamer is a cofounding Partner of H.I.G. Capital and serves as a Managing Partner of the firm. Mr. Tamer has been an active investor in a number of industries throughout H.I.G.’s life. Prior to founding H.I.G. in 1993, Mr. Tamer was a partner at Bain & Company, one of the world’s leading management consulting firms, and, through Bain Capital, one of the most successful private equity funds in the United States. Mr. Tamer has extensive operating experience particularly in the communications and semiconductor industries, having held marketing, engineering and manufacturing positions at Hewlett-Packard and Embarq (formerly Sprint) Corporation. Mr. Tamer holds an M.B.A. degree from Harvard Business School, and a Masters degree in Electrical Engineering from Stanford University. His undergraduate degree is from Rutgers University. He currently serves on the board of directors of several H.I.G. companies.

Brian Schwartz has served as a member of our board of directors since February 2004 and served as our President until September 2004. Until December 2007, Mr. Schwartz was a Managing Director at H.I.G. Capital. Since joining H.I.G. in 1994, Mr. Schwartz has led numerous transactions in a diverse set of industries including business services (healthcare and IT), building products, and manufacturing. Prior to joining H.I.G., Mr. Schwartz was a Business Manager in PepsiCo, Inc.’s strategic planning group. Mr. Schwartz began his career with the investment banking firm of Dillon, Read and Co. where he advised clients on transactions encompassing initial public offerings, debt offerings and mergers and acquisitions. Mr. Schwartz earned his M.B.A. from Harvard Business School and his B.S. with honors from the University of Pennsylvania.

Douglas Berman has served as a member of our board of directors since February 2004. Mr. Berman is a Managing Director at H.I.G. Capital. He has made investments in the manufacturing, telecommunications, and business services industries. Since joining H.I.G. in 1996, Mr. Berman has led a number of industry consolidations, purchasing more than 30 businesses creating several industry-leading companies. Prior to joining H.I.G., Mr. Berman was with Bain & Company, where he managed a variety of projects for Fortune 100 clients, developing expertise in telecommunications, financial services, and manufacturing. Mr. Berman earned his undergraduate degree from the University of Virginia and his M.B.A. from the Wharton School. Mr. Berman currently serves on the board of directors of several H.I.G. companies.

Lewis Schoenwetter has served as a member of our board of directors since February 2004 and served as our Vice President, until January 1, 2005. Mr. Schoenwetter is a Managing Director at H.I.G. Capital. With more than 10 years of experience in private equity investing, Mr. Schoenwetter has played a significant role in more than 30 acquisitions with an aggregate value in excess of $2 billion. Prior to joining H.I.G. in April 2003, Mr. Schoenwetter was a director with Levine Leichtman Capital Partners. Mr. Schoenwetter earned his undergraduate degree at Marquette University and his M.B.A. from the University of Chicago. He currently serves on the board of directors of several H.I.G. companies.

Jeffery McWey has served as a member of our board of directors since August 2007. He currently serves as an operating partner of HIG Capital. Mr. McWey has over 30 years of experience in private equity investing. He has played a vital role in the turnaround of over 13 companies. Prior to joining H.I.G. Capital he was the Executive Vice President at Global Payments Inc., with the responsibility for presidents overseeing six business units and world wide marketing. Mr. McWey served on the MasterCard International Acquirer Board and was the former Non-Executive Chairman of Damian Services Corporation, Chicago. He currently serves on the board of directors of several H.I.G. companies.

Jack McCarthy has served as a member of our board of directors since May 9, 2005. Mr. McCarthy also currently serves on the board of directors, audit committee, and compensation committee of Webco Industries, Inc. From 1986 to 2002 Mr. McCarthy held various positions at The Williams Companies, Inc., including Senior Vice President of Finance and Chief Financial Officer. From 1983 to 1986, Mr. McCarthy was the Executive Director of Tax at Tenneco, Inc. where he was responsible for national and international tax planning. Prior to joining Tenneco, Inc., Mr. McCarthy was the Vice President of Tax of The El Paso

Company from 1978 to 1983. Mr. McCarthy is a certified public accountant and was a manager in the tax division of Arthur Young & Company. Mr. McCarthy holds a B.B.A. and an M.B.A from University of Michigan and a J.D. from Wayne State University.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

We, the members of the Board of Directors of Securus Technologies, Inc., have reviewed and discussed the Compensation Discussion and Analysis with our company’s management. Based upon this review and discussion, the Board recommends that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

BOARD OF DIRECTORS
Richard Falcone
Tony Tamer
Brian Schwartz
Douglas Berman
Lewis Schoenwetter
Jeffery McWey
Jack McCarthy
James Neal Thomas

Compensation Discussion and Analysis

Introduction

We have a simple executive compensation program which is intended to provide appropriate compensation that is strongly tied to our results. The program has only three major components: salary, annual bonus and a restricted stock purchase plan. The program provides executives with a significant amount of variable compensation dependent on our performance. For example, for our chief executive officer more than half of his potential cash compensation is variable and a significant part of his total potential compensation is via our restricted stock purchase plan.

The compensation program’s overall objective is to enable us to obtain and retain the services of highly-skilled executives. The principles of our executive compensation program are reflected in its two variable compensation components: annual bonus and the restricted stock purchase plan. The program seeks to enhance our profitability and value by aligning closely the financial interests of our executives with those of our stockholders. This alignment is created by strongly linking compensation to the achievement of important financial goals. Our ability to reach the financial goals is dependent on strategic activities. However, at the executive level, we measure success in these strategic activities principally by the effect on our financial performance. The compensation program considers the cash flow, accounting and tax aspects to support the financial efficiency of the programs.

The compensation program reflects that we operate with a small team of executives. The executives are each given significant and extensive responsibilities which encompass both our strategic policy and direct day-to-day activities in sales and marketing, finance, legal and regulatory, customer service, product development, and other similar activities. The compensation program conditions significant portions of management pay on the achievement of annual (for bonuses) and long term (for restricted stock) financial performance goals.

The compensation packages for executives are designed to promote team work by generally using the same performance goal for the annual bonus for all executives. The individual initiative and achievement of an executive is reflected in the level of salary and bonus, which is determined annually by our board of directors. Of course, the primary evaluation of individual performance is made in the decision to retain the services of the executive. If an individual executive is not performing to expectations, the executive is not retained.

Elements of Compensation

Our compensation program has only three principal elements: salary, annual bonus, and a restricted stock purchase plan. The remaining compensation paid through employee benefits and perquisites are not significant in amount or as a percentage of any executive’s compensation.

Salary. We recognize that paying a reasonable cash salary is necessary to enable us to obtain and retain services of highly-skilled executives. We believe that a reasonable salary is a component of a well-rounded compensation program.

Annual Bonus. We believe that an annual cash bonus provides a means to measure and, if appropriate, reward elements of corporate performance that are closely related to the efforts of executives. Under the Summary Compensation Table following this section, the annual bonus is reported in the column labeled “Non-Equity Incentive Plan Compensation” rather than in the “Bonus” column. This reporting reflects that the annual cash bonus has pre-established and generally non-discretionary goals that determine whether any amount will be paid. Under the Summary Compensation Table, the “Other Bonus” column is used for discretionary payments without pre-established goals. We refer to our annual cash incentive program as a bonus program.

Because salaries alone would not be sufficient to reach a reasonable level of potential cash compensation to properly compensate key executives, we believe it is appropriate and necessary to make bonus payments in cash on an annual basis when earned. We choose to pay bonuses in cash rather than stock because we anticipate that executives would use this payment to supplement their salaries. Also, if the annual bonus were paid in stock, the total compensation package might be overweighted in stock. Consequently, executives might discount the future value of the benefit from the stock, which could put us at a competitive disadvantage. The annual bonus as a percentage of an executive’s total potential cash compensation generally increases with the level and responsibilities of the executive.

Long-term Incentive – Restricted Stock Purchase Plan. We provide a long-term incentive compensation program that is based on our stock through the use of a restricted stock purchase plan. For stockholders, the long-term value of our stock is the most important aspect of our performance. The price of our stock is the principal factor in stockholder value over time. The value of a restricted share is tied directly and primarily to the ultimate fair value of our stock. Restricted stock is a means of aligning financial interests of executives and stockholders.

We believe that stock-based incentives through the restricted stock purchase plan ensure that our top officers have a continuing stake in our long term success. We maintain the 2004 Restricted Stock Purchase Plan to provide executives with opportunities to acquire our Class B Common Stock and our policy is to allow only executive officers and key employees to participate.

Employee Benefits. Our executives participate in all of the same employee benefit programs as other employees and on the same basis. These programs are a tax-qualified retirement plan, health and dental insurance, life insurance, and disability insurance. Our only active retirement plan is a 401(k) plan in which executives participate on the same basis as other employees. We make a matching contribution to the 401(k) plan. The amount of the matching contribution depends on the percentage of their own compensation, up to IRS limits, that each executive chooses to defer in the 401(k) plan. In 2007, the amount of our matching contributions for the named executive officers ranged from $6,687 to $9,019 as shown in the “All Other Compensation” column on the Summary Compensation Table following this section.

Perquisites. We provide perquisites only for our chief executive officer, Mr. Falcone, which consists of a car allowance of $850 per month. Mr. Falcone is taxed on this allowance.

Key Factors in Determining Compensation

Performance Measures. The annual bonus has been measured principally on our earnings before interest, income taxes, depreciation and amortization (“EBITDA”). All of our executives have the same EBITDA target for their annual bonus. EBITDA is used because we believe that it represents the best measurement of our operating earnings. The annual bonus is intended to be paid primarily based on actions taken and decisions made during that fiscal year. Interest, income taxes, depreciation and amortization are excluded because those items can significantly reflect our long-term decisions on capital structure and investments rather than annual decisions. We believe it is appropriate to determine bonuses based on our EBITDA, which measures our performance as an entity, particularly considering there is no public market for our stock. Because EBITDA for performance purposes is intended to reflect operating earnings, our Board of Directors may make adjustments in the calculation of EBITDA to reflect extraordinary events, such as amounts we incur to comply with the Sarbanes Oxley Act of 2002.

The bonus based on EBITDA is measured on an annual basis. The use of annual targets fits with our annual business plan and allows us to measure the executive group’s performance against targets which we believe can be set in a reasonable manner.

The estimated fair value of our stock is used for all long-term incentive purposes through the restricted stock purchase plan. We often estimate the value of our stock annually by obtaining a valuation by an accredited firm.

We have not had the need to establish a policy for the adjustment or recovery of awards or payments when the relevant performance measures are restated or adjusted in a way that would reduce the size of the award or payment. The Board of Directors has the discretion to waive or reduce a performance goal but this authority has been used infrequently.

Individual Executive Officers. For compensation setting purposes, each named executive officer is considered individually, however, the same considerations apply to all executives. In setting salary, the primary factors are the scope of the officer’s duties and responsibilities, the officer’s performance of those duties and responsibilities, the officer’s tenure with us, and a general evaluation of the competitive market conditions for executives with the officer’s experience.

For the named executive officers and other executives, annual bonus potential is set as a percentage of salary. The percentage of salary amounts used for this purpose reflects the officer’s duties and responsibilities. The same measurement, EBITDA, is used for all officers to encourage the officers to focus on the same company goals. In setting the salary and bonus potential, we look at total potential cash compensation for reasonableness and for internal pay equity.

We have not looked specifically at amounts realizable from prior year’s compensation in setting compensation for the current year. We believe that the amount of compensation for each year should be reasonable for that year.

Determining the Amount of Each Type of Compensation

Roles in Setting Compensation. Mr. Falcone, as chairman, president and chief executive officer, makes recommendations to the Board of Directors with respect to compensation of executives (including the named executive officers) other than himself for each of our compensation elements. The Board of Directors reviews, and in some cases revises, the salary and bonus potential recommendations for these executives. The Board of Directors makes the determination about all restricted stock issuances.

The Board of Directors makes an independent determination with respect to the compensation for Mr. Falcone as chairman, president, and chief executive officer. This determination involves all elements of his compensation. Mr. Falcone has an employment agreement that establishes minimum salary and bonus potential.

Timing of Compensation Decisions. Compensation decisions, including decisions on restricted stock issuances, are generally made periodically by the Board of Directors, typically in March of each year.

Salary. We intend for the salary levels of our executives to be in the competitive market range but do not engage in a formal market analysis. Executives are generally considered for salary adjustments annually.

Bonus. Cash bonus opportunities are established annually in accordance with our incentive plan. The amount of annual bonuses earned or unearned is not a major factor in base salary decisions.

Restricted Stock. The restricted stock purchase plan is designed primarily to provide incentives to those executives who have the most potential to impact stockholder value. The restricted stock purchase plan gives consideration to reasonable compensation levels. Generally, the restricted stock is set initially and then periodically reviewed by the Board of Directors.

Other Compensation. Other types of compensation, including employee benefits and perquisites, do not impact other compensation decisions in any material way. The employee benefits are changed for executives at the same time and in the same manner as for all other employees.

Balancing Types of Compensation. As noted above, we do not maintain any supplemental retirement plans for executives or other programs that reward tenure with us more than our actual performance. Our restricted stock grants are our method of providing a substantial part of an executive’s retirement and wealth creation. In contrast, we expect that most executives will use their salary and annual cash bonus primarily for current or short-term expenses. Since the restricted stock plan is our primary contribution to an executive’s long-term wealth creation, we determine the size of the restricted stock purchase plan with that consideration in mind. We intend that our executives will share in the creation of value in the Company but will not have substantial guaranteed benefits upon their termination if value has not been created for our stockholders.

Other Matters Related to Compensation

Tax and Accounting Considerations. We are covered by Internal Revenue Code section 162(m) that may limit the income tax deductibility to us of certain forms of compensation paid to our named executive officers in excess of $1,000,000 per year. If these limits should become of broader applicability to us, we will consider modifications to our compensation practices, to the extent practicable, to provide appropriate deductibility for compensation payments.

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” for the year ended December 31, 2006. Statement No. 123(R) is an accounting standard that requires the fair value of all stock issued to employees to be recorded as an expense over the related vesting period. We considered Statement No. 123(R) in our issuance of stock under the 2004 Restricted Stock Purchase Plan, however, our financial statements were not significantly impacted by the statement.

Change of Control Triggers. We provide a change in control benefit under the Restricted Stock Purchase Plan, that provides for immediate vesting upon a change in control. We believe this benefit will help protect stockholders’ interests during any negotiations relating to a possible business combination transaction by encouraging our top executives to remain with us through a business combination transaction.

The only other termination or change in control agreements are contained in our employment agreement between us and our chairman, president, and chief executive officer, Mr. Falcone, and an employment letter agreement with our chief financial officer, Mr. Kelson. Each of these officers will receive certain compensation if they are terminated without cause.

No Stock Ownership Guidelines. We have not adopted any stock ownership requirements or guidelines, but each holder of our Restricted Stock is subject to the terms of his or her respective stock purchase agreement the Restricted Stock Purchase Plan and a stockholders’ agreement. We have not adopted any policies about hedging the economic risk of our stock. We believe that no executives have engaged in hedging or similar activities with our stock.

Compensation Information. We have not engaged in any formal benchmarking of any element of compensation or total compensation in recent years. We have, however, reviewed publicly available compensation information about other comparable companies in the telecommunications industry.

Fiscal 2007 Compensation

For the 2007 fiscal year, the compensation of executives was set and administered consistent with the philosophy and polices described above. Because we did not meet our performance objectives, we did not award annual bonuses to the named executive officers, other than in connection the Syscon acquisition. These bonuses were paid in recognition of the effort associated with the acquisition and integration of Syscon. The salaries for the named executive officers are shown on the Summary Compensation Table following this section.

For the named executive officers during the 2007 fiscal year, the potential bonus as a percentage of base salary ranged from 50% to 100%.

On December 15, 2007, our shareholders approved a 1 for 1,000 reverse stock split. Except as otherwise noted, all shares, options and warrants have been restated to give retroactive effect to the reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the split had occurred as of December 31, 2006.

Information about the restricted stock issued in fiscal 2007 is reflected in the Summary Compensation Table. The 2007 annual expense for restricted stock as determined under Statement No. 123(R) is shown in the “Stock Awards” column on the Summary Compensation Table following this section. The number of shares of stock, grant date, and grant date fair value of the stock issued in 2007 are shown on the Grants of Plan-Based Awards table. The restricted stock issued to the named executive officers was 13.2% of the total restricted shares issued in fiscal 2007.

The following table sets forth the summary compensation for each of our named executive officers for the years ended December 31, 2005, 2006 and 2007:

Summary Compensation Table

Name and								Non-Equity	All Other
Princicap						Stock		Incentive Plan	Compensation
Position	Year	Salary		Bonus		Awards		Compensation	(2)	Total
Richard Falcone -	2007	$400,000		$100,000	(3)	$10,434		$-	$19,219	$529,653
Principal Executive Officer, Chairman, President and	2006	$355,679		$485,500		$79,938		$420,000	$19,160	$1,360,277
Chief Executive Officer	2005	$349,900		$-		$86,517		$765,412	$8,305	$1,210,134
Keith Kelson -	2007	$209,558		$100,000	(3)	$5,486		$-	$6,687	$321,731
Principal Financial Officer, Chief Financial Officer, and	2006	$198,375		$-		$5,486		$110,468	$6,641	$320,770
Assistant Secretary	2005	$182,829		$-		$6,401	(1)	$83,000	$6,032	$278,262
John Viola -	2007	$202,308		$50,000	(3)	$7,094		$-	$8,022	$267,424
Vice President and General Manager,	2006	$179,038		$-		$5,320		$94,640	$7,735	$286,733
Correctional Systems	2005	$172,526		$-		$6,207	(1)	$87,000	$6,178	$271,911
Robert Rae -	2007	$201,539		$100,000	(3)	$5,320		$-	$6,785	$313,644
Executive Vice President, Operations and	2006	$162,191		$20,000		$5,320		$99,000	$5,034	$291,545
Information Technology	2005	$153,076		$-		$6,207	(1)	$70,000	$5,486	$234,769
Dennis Reinhold -	2007	$203,616		$100,000	(3)	$5,569		$-	$7,750	$316,935
Vice President, General	2006	$183,115	$			$4,073		$92,700	$7,500	$287,388
Counsel and Secretary	2005	$69,230		$-		$2,885	(1)	$82,000	$-	$154,115

(1)

In 2005, Mr. Kelson, Mr. Viola, Mr. Rae, and Mr. Reinhold were awarded 6.583 shares, 6.384 shares, 6.384 shares, and 4.888 shares, respectively, of restricted stock of the Company pursuant to the 2004 Restricted Stock Purchase Plan. These shares were purchased for $10.00 per share

(2)	Includes the discretionary matching contributions by the Company for a 401(k) savings plan and, for Mr. Falcone, an automobile allowance of $10,200 for the year ended December 31, 2007
(3)

Bonus was paid in July 2007 related to the consummation of the Syscon acquisition in June 2007. No annual bonus was awarded to the executives for 2007 as the Company did not attain the EBITDA objectives set by the Board of Directors

The following table represents the grant date fair value of stock awards for the year ended December 31, 2007:

Grants of Plan-Based Awards Table
		Estimated Future Payouts Under			Grant Date
		Equity Incentive Plan Awards(1)			Fair Value
Name	Grant Date	Threshold	Target	Maximum	of Stock(2)
Dennis Reinhold	2/15/2007	0.5	1.0	1.5	$.01
(1)

Mr. Reinhold's 2007 restricted stock grant of 1.5 shares vests over three separate periods. 33.34% of the award vests over a period of 3 years and will be fully vested by December 31, 2009. An additional 33.33% of the award vests in increments based upon achievement of specific performance criteria; the remaining 33.33% vest upon a change in control of the Company.

(2)   The grant date fair value of the stock was calculated in accordance with SFAS No. 123R. See Footnote 9, Stockholders' Equity, to our Consolidated Financial Statements for a description of the method used to calculate fair value.

The following table represents outstanding equity awards, or restricted stock grants that were unvested as of December 31, 2007:

	Outstanding Equity Awards at December 31, 2007
			Equity Incentive Plan
	Number of	Market Value	Awards: Number of	Market or Payout
	Shares That	Of Shares That	Unearned Shares	Value of Unearned
	Have Not	Have Not	That Have Not	Shares That Have
	Vested (1)(a)	Vested(2)	Vested(1)(b)	Not Vested(2)
Richard Falcone	1.26	$-	12.81	$-
Keith Kelson	0.37	-	3.29	-
John Viola	-	-	3.19	-
Robert Rae	0.35	-	3.19	-
Dennis Reinhold	0.84	-	3.26	-
Totals	2.82	$-	25.74	$-

(1)    All shares were purchased by the executives for $10.00 per share. Restricted stock vests (a) ratably over a period or periods, or (b) based upon either a change in control of the Company or performance criteria as provided in the related restricted stock purchase agreement.

(2)	Assumes a market value of $.01 per share, which we estimated to be the fair value of the stock as of the last grant date.

The following table details the Class B restricted stock shares awarded and the fair value of stock-based compensation to our directors and named executive officers for the year ended December 31, 2007:

	Number of	Value Realized
Name	Shares Vested	On Vesting(1)
Richard Falcone	1.26	$-
Keith Kelson	.55	-
John Viola	.89	-
Robert Rae	0.53	-
Dennis Reinhold	0.53	-
Neal Thomas	1.00	-
Jack McCarthy	1.00	-
Totals	5.76	$-

(1)

The fair value is representative of the most recent fair value of $.01 per share times the number of shares vested during 2007. None of the directors or named executive officers received cash or other property as their restricted shares vested. Because of the transfer restrictions on our Class B Common Stock, the holders of such shares cannot freely transfer them.

Employment Agreements

On November 13, 2006, the Company entered into a new employment contract with Richard Falcone, the Company’s Chairman of the Board, President, and Chief Executive Officer. The employment contract extends through January 5, 2009 and provides that Mr. Falcone will receive (i) a minimum base salary of $400,000 per year; (ii) the potential to earn an annual bonus at 100% of his base salary, which is earned upon achievement of objectives mutually agreed upon by Mr. Falcone and our Board of Directors for each year; (iii) eligibility to receive restricted shares of the Company’s Class B common stock; (iv) an automobile allowance of $850 per month; and (v) other benefits, such as life and health insurance, paid vacation, and reimbursement of business expenses. Additionally, Mr. Falcone received a one-time bonus, of $485,500 when he signed the employment agreement and will also receive a $460,000 bonus payable at the end of the contract term.

Mr. Falcone reports directly to our board of directors and must secure the board’s written consent before consulting with any other entity or gaining more than a 5% ownership interest in any enterprise other than ours, unless such ownership interest will not have a material adverse effect upon his ability to perform his duties under this agreement. We may terminate Mr. Falcone’s employment for cause, in which case we will pay him any base salary accrued or owing to him through the date of termination, less any amounts he owes to us. We may also terminate Mr. Falcone’s employment without cause or Mr. Falcone may terminate his own employment due to the occurrence of events constituting constructive discharge. If Mr. Falcone is terminated without cause or is constructively discharged, we will pay Mr. Falcone an amount equal to (i) the lesser of (1) two times his annual base salary or (2) the amount of remaining base salary that would have been payable to him from the date of such termination of employment through the agreement expiry date plus an additional six months of base salary, plus (ii) the benefits which were paid to him in the year prior to the year in which his employment was terminated, plus (iii) a pro-rated bonus for the year in which Mr. Falcone’s employment was terminated.

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

We have an employment letter agreement with Keith Kelson, our chief financial officer. The agreement term continues until terminated by either party. If the agreement is terminated for any reason other than gross misconduct, Mr. Kelson is entitled to receive a severance payment of twelve months salary. During 2007, Mr. Kelson earned a base salary of $209,558 and a bonus of $100,000 related to the consummation of the Syscon acquisition.

2004 Restricted Stock Purchase Plan

We have a 2004 Restricted Stock Purchase Plan under which our employees may purchase shares of our Class B common stock. There are 75,000 shares of Class B common stock authorized for issuance under the plan. On December 15, 2007, our shareholders approved a 1 for 1,000 reverse stock split but the board of directors elected to continue to authorize 75,000 shares under the plan. Our board of directors administers the restricted stock purchase plan. The plan is designed to serve as an incentive to attract and retain qualified and competent employees. The per share purchase price for each share of restricted stock is determined by our board of directors. Generally, restricted stock will vest based on performance criteria, ratably over a period or periods, or upon a change of control of the Company, as provided in the related restricted stock purchase agreements and the plan.

Compensation Committee Interlocks and Insider Participation

Our board of directors has not established a compensation committee. Consequently, during 2007 our entire board of directors participated in the determination of our executive officers’ compensation. Included in the 2007 compensation meetings were Richard Falcone, our current Chairman, President, and Chief

Executive Officer, Richard Cree, our former Chairman, Brian Schwartz, our former President and Lewis Schoenwetter, our former Vice President and Treasurer.

Indemnification Agreements

We have entered into indemnification agreements with certain of our officers and directors which provide for their indemnification and the reimbursement and advancement to them of expenses, as applicable, in connection with actual or threatened proceedings and claims arising out of their status as a director or officer.

Director Compensation

Except for Messrs. McCarthy and Thomas, our directors receive no compensation for serving on the board. The board members do, however, receive reimbursement of reasonable expenses incurred in attending meetings. Each of Messrs. McCarthy and Thomas receives $50,000 annually for serving on the board and audit committee and Mr. Thomas receives $6,000 annually for serving as Chairman of the Audit Committee. Additionally, Mr. Thomas and Mr. McCarthy each purchased 0.665 and 1.335 shares of restricted stock in 2005 and 2006, respectively, for $10.00 per share. No additional shares have been purchased as of December 31, 2007. Our outside director compensation for the year ended December 31, 2007 is as follows:

Director Compensation Table(1)
	Fees Earned
	or Paid	Stock	Total
Name	In Cash	Awards	Compensation
James Neal Thomas	$56,000	$6,008	$62,008
Jack McCarthy	$50,000	$6,008	$56,008

(1)

Our only equity compensation plan is our 2004 restricted stock plan which has been approved by shareholders. As of December 31, 2007, there were 75,000 shares authorized under the plan. On December 15, 2007, our shareholders approved a 1 for 1,000 reverse stock split but elected to continue to authorize 75,000 shares under the plan

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 1, 2008, with respect to the beneficial ownership of shares of our common stock by:

•	each person who is known to us to beneficially own more than 5% of the outstanding shares of common stock;

•	each of our directors;

•	each of the chief executive officer, principal financial officer and the three other most highly compensated executive officers who were serving as executive officers on December 31, 2007; and

•	all current directors and executive officers as a group.

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

On December 15, 2007, we effected a 1 for 1,000 reverse stock split for our Common stock and Class B Common stock in connection with the issuance of 5,100 shares of Series A Redeemable Convertible Preferred Stock. All per share disclosures retroactively reflect shares outstanding or issuable as though the split had occurred as of December 31, 2006.

	Number of Shares
	Beneficially Owned
				Percentage
			Class B	of Common
Name and Address of Beneficial Owner (1)	Preferred stock(2)	Common stock	Common stock	stock (3)
5% Stockholders
H.I.G.-TNetix, Inc.(4)	5,080.62	495.33		95.7%
1001 Brickell Bay Drive, 27th Floor Miami, Florida 33131
AIF Investment Company(5)	1,558.21	151.92		29.3%
1001 Brickell Bay Drive, 27th Floor Miami, Florida 33131
Directors
Richard Falcone(6)	19.38	2.49	26.34	0.8%
Tony Tamer(8)	5,080.62	495.33		95.7%
Brian Schwartz(8)	5,080.62	495.33		95.7%
Douglas Berman(8)	5,080.62	495.33		95.7%
Lewis Schoenwetter(8)	5,080.62	495.33		95.7%
Jeffrey McWey(8)	5,080.62	495.33		95.7%
Jack McCarthy(7)			2.00	*
James Neal Thomas(7)			2.00	*
Other Named Executive Officers
Keith Kelson(7)			6.58	*
Robert Rae(7)			6.38	*
John Viola(7)			6.38	*
Dennis Reinhold(7)			6.38	*
Directors and executive officers as a group –(16 persons) (9)	5,100	543.43	69.27	98.01%

*	Denotes less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Securus Technologies, Inc., 14651 Dallas Parkway, Suite 600, Dallas, Texas 75254-8815
(2)

The Series A Redeemable Convertible Preferred Stock initially converts into one share of Common Stock, adjusted for certain events. If the Company does not achieve at least $45 million of Credit Facility Cash Flow (as defined in the certificate of designation for the preferred stock) for the 12 months ended June 30, 2008, each share of Series A Redeemable Convertible Preferred Stock will convert into 200 shares of Common Stock, as adjusted for certain events.

(3)

Represents the aggregate ownership of our Common stock and Class B Common stock on a fully diluted basis. Calculated based on 680.15 shares of Common stock and Class B Common stock outstanding as of March 1, 2008, giving effect to immediately exercisable options and warrants to purchase an aggregate of 51.011 shares of Common stock granted in connection with our senior subordinated debt financing and conversion of preferred stock.

(4)

Includes an aggregate of 147.46 shares of Common Stock beneficially owned by AIF Investment Company. AIF Investment Company is wholly-owned by H.I.G.-TNetix. Mr. Tamer currently serves as a director and officer of H.I.G.-TNetix, Inc.

(5)	H.I.G.-TNetix is the majority stockholder of AIF Investment Company. Mr. Tamer currently serves as a director and officer of AIF Investment Company.
(6)

Represents 2.49 shares of Common stock acquired by Mr. Falcone concurrently with our acquisition of Evercom. Also represents 26.34 shares of Class B common stock purchased by Mr. Falcone pursuant to our 2004 Restricted Stock Purchase Plan.

(7)

Represents shares of Class B common stock purchased in connection with our 2004 Restricted Stock Purchase Plan. Mr. Reinhold purchased an additional 1.49 shares of Class B common stock on February 14, 2007.

(8)

Represents shares beneficially owned by H.I.G.-TNetix, Inc. and AIF Investment Company. H.I.G. Capital Partners III, L.P. is the controlling stockholder of H.I.G.-TNetix, Inc. and H.I.G. — TNetix is the controlling stockholder of AIF Investment Company. Mr. Tamer is a member of H.I.G. Advisors III, L.L.C., the general partner of H.I.G. Capital Partners III, L.P., the ultimate parent entity of H.I.G.-TNetix, Inc. and AIF Investment Company. Messrs. McWey, Tamer, Schwartz, Berman and Schoenwetter may, by virtue of their respective relationships with either H.I.G.- TNetix, Inc., AIF Investment Company or H.I.G. Capital, L.L.C., be deemed to beneficially own the securities held by H.I.G.-TNetix, Inc. and AIF Investment Company, and to share voting and investment power with respect to such securities. Each of Messrs. McWey, Tamer, Schwartz, Berman and Schoenwetter disclaim beneficial ownership of the securities beneficially owned by H.I.G.-TNetix and AIF Investment Co. The address of each of Messrs. McWey, Tamer, Schwartz, Berman and Schoenwetter is c/o H.I.G. Capital, LLC, 1001 Brickell Bay Drive, 27th Floor, Miami, Florida 33131.

(9)

Represents (a) 73.49 shares beneficially owned by Richard Falcone, Keith Kelson, Robert Rae, John Viola, Greg Haertling, Dan Crawford, Steve Viefaus, Dennis Reinhold, Jack McCarthy and Neil Thomas, and (b) 5,080.62 shares beneficially owned by H.I.G.-TNetix, Inc. and AIF Investment Company and attributable to each of the Messrs. McWey, Tamer, Schwartz, Berman and Schoenwetter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Restricted Stock Purchase Agreements

We have a restricted stock purchase agreements with Mr. Falcone and other members of our management pursuant to our 2004 Restricted Stock Plan. The maximum number of Class B shares of common stock subject to grants under the 2004 Restricted Stock Purchase Plan was 75,000 as of December 31, 2007, subject to adjustment. During 2007, an aggregate of 11.37 shares were issued under the plan to executives, employees and members of our Board of Directors. Pursuant to the terms of the plan and the applicable restricted stock purchase agreements, shares of stock are subject to time and performance vesting based upon the length of service such executive has with us and other vesting criteria including obtaining a specified sales price in connection with our sale to an independent third party. Shares of common stock issuable pursuant to restricted stock purchase agreements are subject to certain rights of repurchase and certain restrictions on transfer. Generally, if an executives employment is terminated, shares of restricted stock that have not vested prior to or in connection with a sale of us to an independent third party are forfeited to us without consideration.

Equity Investment by Richard Falcone

In 2004 Richard Falcone, our Chairman, President, and Chief Executive Officer, purchased 2.49 shares of our common stock for an aggregate purchase price of $142,000, or a price per share of $57,028. Additionally, Mr. Falcone acquired an aggregate of 26.34 shares of Class B restricted common stock pursuant to a restricted stock purchase agreement, 14.1 of which were still subject to restrictions as of December 31, 2007. These restricted shares are subject to forfeiture pursuant to the terms of our 2004 Restricted Stock Purchase Plan and the restrictions described hereafter. With respect to 36.6% of the restricted stock, the restriction period ends upon the sale of our stock by certain of our other stockholders. The restriction period for 31.7% of the restricted stock ends upon the lapse of time, 6.3% each December 31 and June 30. With respect to the remaining shares, the restriction period ends upon our attainment of certain performance measures determined by our board of directors and Mr. Falcone. Further, upon a change of control, the restriction period will end for all of Mr. Falcone’s restricted shares that have not previously vested. The restricted shares are entitled to dividends, if declared, which will be distributed upon termination of the restriction period with respect to any such restricted shares.

During 2007, Mr. Falcone purchased 19.38 shares of Series A Redeemable Convertible Preferred Stock. Each share of the Series A Redeemable Convertible Preferred Stock has an initial stated value of $2,000 and accrues dividends at 12.5% annually. The Series A Redeemable Convertible Preferred Stock initially converts into one share of Common stock, adjusted for certain events. If we do not achieve at least $45 million of Credit Facility Cash Flow (as defined in the certificate of designation for the preferred stock) for the 12 months ended June 30, 2008, each share of Series A Redeemable Convertible Preferred Stock will convert into 200 shares of Common stock, as adjusted for certain events.

Stockholders’ Agreement

We and our stockholders have entered into a stockholders’ agreement to assure continuity in our management and ownership, to limit the manner in which our outstanding shares of capital stock may be transferred, and to provide certain registration rights. The stockholders’ agreement provides for customary transfer restrictions, rights of first refusal for us and our stockholders, preemptive rights, drag-along and tag-along rights, and registration rights.  The stockholders’ agreement also provides that as long as H.I.G.-TNetix, Inc., or its affiliates owns more than 50% of our common stock, H.I.G.-TNetix or its affiliate may designate the majority of our board of directors. We have also agreed to pay an aggregate of $100,000 annually on a pro rata basis to those Evercom stockholders who invested in our company contemporaneously with the closing of the Evercom acquisition.

Additionally, we have agreed to indemnify our stockholders (as sellers of securities, not as officers or directors), their officers and directors, and each person who controls such stockholder for losses which the indemnified person may sustain, incur or assume as a result of our violation of the Securities Act, the Exchange Act or any state securities law, or any untrue or alleged untrue statement of material fact contained in any document we file with the SEC.

H.I.G. Capital, LLC Consulting Agreements

Consulting Services Agreement

We have a consulting services agreement with H.I.G. pursuant to which H.I.G. is paid an annual fee of $750,000 for management, consulting and financial advisory services. In addition, H.I.G. is entitled to receive fees equal to 2% of the consideration received by us upon a public offering of our capital stock or the sale of all or substantially all of our assets, which provision survives the termination of the agreement.

Professional Services Agreement

We also have a professional services agreement with H.I.G., pursuant to which H.I.G. is paid investment banking fees equal to 2% of the value of any transaction in which we (i) sell all or substantially all of our assets or a majority of our stock, (ii) acquire any other companies or (iii) secure any debt or equity financing. In connection with our acquisition of Syscon and the issuance of the Series A Redeemable Convertible Preferred Stock, H.I.G. received a professional services fee equal to 2% of each transaction value, or approximately $1.0 million and $200,000, respectively.

Management

Certain of our directors are affiliated with H.I.G. Mr. Tamer is a managing partner of H.I.G. and Mr. Berman and Mr. Schoenwetter are managing directors of H.I.G. Mr. McWey is an operating partner of H.I.G. and Mr. Schwartz is a former managing director.

Syscon Acquisition

On April 11, 2007 we purchased Syscon from a Canadian company of which Mr. Floyd Sully was sole stockholder. Under the purchase agreement, the initial purchase price for Syscon’s capital stock was approximately $41 million and 45.6 shares of our common stock, subject to a working capital adjustment. In addition, we will pay Mr. Sully $7 million after each of the first three 12 month periods after the closing date if Syscon’s revenues exceed certain thresholds and Mr. Sully has not resigned or been terminated for cause from his employment with Syscon. The revenue thresholds for the full earn-out payments are $56.5 million for the first 12 months, $61.5 million for the second 12 months, and $63.1 million for the third 12 months. If Syscon’s revenues are less than the aforementioned thresholds, but greater than $30 million for the first 12 months, $33.33 million for the second 12 months and $36.67 million for the third 12 months, Mr. Sully will earn a portion of the $7 million dollar payment applicable to the given year.  During the year ended December 31, 2007, we paid $0.2 million to Milotech Limited ("Milotech"), a party related to Mr. Sully for professional software development consulting services.  We retain Milotech's services as and when needed.

We have an employment agreement with Mr. Sully pursuant to which he serves as the President of Syscon. The agreement extends through June 28, 2010. Mr. Sully receives a minimum salary of Canadian $250,000 and expense reimbursements and is entitled to participate in our employee benefit plans. We may terminate Mr. Sully’s employment with or without cause. If we terminate Mr. Sully without cause, we must pay him $5,000 severance in addition to any compensation to which he is entitled under Canadian law. During Mr. Sully’s employment and for a period of one year thereafter, Mr. Sully is prohibited from competing with us anywhere we are doing business at the time he ceases to be employed and must abide by customary covenants to safeguard our confidential information.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees paid or accrued for services rendered by KPMG LLP, our independent registered public accounting firm, for the years ended December 31, 2006 and December 31, 2007 (in thousands).

	2006	2007
Audit fees	$631	$735
Audit-related fees	-	-
Tax fees	-	-
Total fees	$631	$735

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

Tax Fees

Tax fees consist of fees for tax compliance and tax advice services associated with the preparation of original tax returns and requests for technical advice from taxing authorities. All tax services are provided by an outside firm unrelated to KPMG LLP.

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

From time to time, the audit committee may pre-approve specified types of services that are expected to be provided to us by our independent auditor during the next 12 months. Any such pre-approval would be detailed as to the particular service or type of services to be provided and would be generally subject to a maximum dollar amount.

De minimis non-audit services that were not recognized at the time of the engagement to be non-audit services, may be approved by the audit committee prior to the completion of the audit in accordance with applicable SEC rules governing de minimis non-audit services.

The audit committee may delegate to one or more members of the audit committee the authority to pre-approve audit or non-audit services to be provided by the independent accountants, provided that any such pre-approval shall be reported to the full audit committee at its next scheduled meeting.

During fiscal year 2007, no services were provided to us by KPMG LLP or any other accounting firm other than in accordance with the pre-approval policies and procedures described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to Consolidated Financial Statements

1.	Financial Statements: The following financial statements and schedules of Securus Technologies, Inc. are included in this report:
	•	Consolidated Balance Sheets — As of December 31, 2006 and December 31, 2007.

	•	Consolidated Statements of Operations —For the Years Ended December 31, 2005, 2006 and 2007.

	•	Consolidated Statements of Stockholders’ Deficit —For the Years Ended December 31, 2005, 2006 and 2007.

	•	Consolidated Statements of Cash Flows — For the Years Ended December 31, 2005, 2006 and 2007.

	•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules: None.

3.	Exhibits: The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index on page 105 which is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2008.

SECURUS TECHNOLOGIES, INC.

By:
Richard Falcone,
Chairman of the Board,
President, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities below on the dates indicated.

Signature	Capacity	Date

	Chairman, President, Chief Executive Officer	March 28, 2008
Richard Falcone	and Director (Principal Executive Officer)

	Director	March 28, 2008
Tony Tamer

	Director	March 28, 2008

Brian Schwartz

	Director	March 28, 2008
Douglas Berman

	Director	March 28, 2008
Lewis Schoenwetter

	Director	March 28, 2008
Jeffery McWey

	Director	March 28, 2008
James Neal Thomas

	Director	March 28, 2008
Jack McCarthy

	Chief Financial Officer	March 28, 2008
Keith Kelson	(Principal Financial Officer)

Exhibit  Index

2.1

Stock Purchase Agreement, dated April 11, 2007, by and among Securus Technologies, Inc., Appaloosa Acquisition Company, 0787223 B.C. Ltd, and 0787223 B.C. Ltd’s sole stockholder, incorporated by reference from form 8-K filed April 16, 2007.

3.1	Second Amended and Restated Certificate of Incorporation of Securus Technologies, Inc., incorporated by reference from Form 8-K filed January 3, 2008.

3.1.1	Certificate of Designation, Preferences, and Rights of Series A Preferred Stock of Securus Technologies, Inc., incorporated by reference from Form 8-K filed January 3, 2008.

3.2	Amended and Restated Bylaws of Securus Technologies, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.3	Certificate of Incorporation of T-Netix, Inc., filed on September 7, 2001, as amended, incorporated by reference from Form S-4 filed May 16, 2005.

3.4	Bylaws of T-Netix, Inc, incorporated by reference from Form S-4 filed May 16, 2005.

3.5	Articles of Incorporation of Telequip Labs, Inc., filed on November 9, 1987, as amended, incorporated by reference from Form S-4 filed May 16, 2005.

3.6	Amended and Restated Bylaws of Telequip Labs, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.7	Articles of Incorporation of T-NETIX Telecommunications Services, Inc., filed on February 11, 1988, as amended, incorporated by reference from Form S-4 filed May 16, 2005.

3.8	Bylaws of T-NETIX Telecommunications Services, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.9	Certificate of Incorporation of Evercom Holdings, Inc., filed on November 25, 2002, as amended, incorporated by reference from Form S-4 filed May 16, 2005.

3.10	Bylaws of Evercom Holdings, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.11	Amended and Restated Certificate of Incorporation of Evercom, Inc., filed on February 19, 2003, incorporated by reference from Form S-4 filed May 16, 2005.

3.12	Bylaws of Evercom, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.13	Certificate of Incorporation of Evercom Systems, Inc., filed on August 22, 1997, as amended, incorporated by reference from Form S-4 filed May 16, 2005.

3.14	Bylaws of Evercom Systems, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.15	Certificate of Incorporation Syscon of Justice Systems Canada Ltd., incorporated by reference from Form S-4 filed August 1, 2007.

3.16	Articles of Syscon of Justice Systems Canada Ltd., incorporated by reference from Form S-4 filed August 1, 2007.

3.17	Articles of Incorporation of Syscon Justice Systems, Inc., incorporated by reference from Form S-4 filed August 1, 2007.

3.18	Bylaws of Syscon Justice Systems, Inc., incorporated by reference from Form S-4 filed August 1, 2007.

3.19	Articles of Organization of Modeling Solutions LLC incorporated by reference from Form S-4 filed August 1, 2007.

3.20	Operating Agreement of Modeling Solutions LLC incorporated by reference from Form S-4 filed August 1, 2007.

3.21	Articles of Organization of Modeling Solutions, LLC incorporated by reference from Form S-4 filed August 1, 2007

3.22	Operating Agreement of Modeling Solutions, LLC incorporated by reference from Form S-4 filed August 1, 2007.

4.1	Form of 11% Second-priority Senior Secured Notes due 2011, incorporated by reference from Form S-4 filed May 16, 2005.

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

4.6

Amended and Restated Copyright Security Agreement, dated June 29, 2007, by and among Securus Technologies, Inc., T-Netix, Inc., a Delaware corporation, T-NETIX Telecommunications Services, Inc., a Texas corporation, Telequip Labs, Inc., a Nevada corporation, Evercom Holdings, Inc., Evercom, Inc., Evercom Systems, Inc., a Delaware corporation, Modeling Solutions, LLC, a Wisconsin limited liability company, Modeling Solutions LLC, a Nevada limited liability company, Syscon Justice Systems, Inc., a California corporation, and The Bank of New York Trust Company, N.A., incorporated by reference from Form S-4 filed August 1, 2007.

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

4.9.4

Fourth Amendment to the Credit Agreement, dated November 12,2007, by and among Securus Technologies, Inc., as the Borrower, the Subsidiaries of the Borrower, as Guarantors, the Financial Institutions party thereto as the Lenders, and ING Capital LLC as the Issuing Lender and Administrative Agent incorporated by reference from Form 8-K filed July 2, 2007.

4.9.5*

Fifth Amendment to the Credit Agreement, dated March 20,2008, by and among Securus Technologies, Inc., as the Borrower, the Subsidiaries of the Borrower, as Guarantors, the Financial Institutions party thereto as the Lenders, and ING Capital LLC as the Issuing Lender and Administrative Agent incorporated by reference from Form 8-K filed July 2, 2007.

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

4.12.1

June 2007 Amendment to Note Purchase Agreement, dated June 29, 2007, by and among Securus Technologies, Inc., T-Netix, Inc., Telequip Labs, Inc., T-Netix Telecommunications Services, Inc., Evercom Holding, Inc., Evercom, Inc., Evercom Systems, Inc., Appaloosa Acquisition Company Ltd., a British Columbia company, Modeling Solutions, LLC, a Wisconsin limited liability company, Modeling Solutions LLC, a Nevada limited liability company, Syscon Justice Systems International Pty Limited, an Australia company, Syscon Justice Systems International Limited, a United Kingdom company, Syscon Justice Systems Canada Ltd., a British Columbia company, Syscon Justice Systems, Inc., a California corporation, and Laminar Direct Capital L.P., incorporated by reference from Form 8-K filed July 2, 2007.

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

10.4	Office Lease Agreement, dated as of November 8, 2004, by and between T-Netix, Inc. and the Prudential Insurance Company of America, incorporated by reference from Form 10-Q filed August 15, 2005.

10.5

First Amendment to the Office Lease Agreement, dated as of November 19, 2004, by and between T-Netix, Inc. and the Prudential Insurance Company of America, incorporated by reference from Form 10-Q filed August 15, 2005.

10.6	Restricted Stock Purchase Agreement, dated as of September 9, 2004 between Securus Technologies, Inc. and Richard Falcone, incorporated by reference from Form S-4 filed May 16, 2005.

10.7	2004 Restricted Stock Purchase Plan, incorporated by reference from Form 10-Q filed November 14, 2006.

10.7.1	First Amendment to 2004 Restricted Stock Purchase Plan and Stockholder Consent, increasing authorized shares under the plan, incorporated by reference from Form 10-K filed March 30, 2007.

10.8	Employment Agreement, dated November 13, 2006, by and between the Company and Richard Falcone, incorporated by reference from Form 10-K filed November 14, 2006.

10.9	Restricted Stock Purchase Agreement, dated September, 2006 between Securus Technologies, Inc. and Richard Falcone, incorporated by reference from Form 10-K filed November 14, 2006.

14.1*	Securus Code of Ethics, incorporated by reference from 10-K filed March 30, 2007.

21.1*	Schedule of Subsidiaries of Securus, incorporated by reference from Form S-4 filed August 1, 2007.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

*	Filed herewith