Form 10-K/A
period 2007-12-31
Securus Technologies, Inc.
filed 2008-04-10
CIK 1320051

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

Documents Incorporated By Reference

(i) Certificate of Amendment to Securus’ Articles of Incorporation

(ii) First Amendment to 2004 Restricted Stock Plan

EXPLANATORY NOTE

Securus Technologies, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2007 to include the conformed signatures of the Company's board of directors, which were inadvertently omitted from the originally filed  Form 10-K, and to report that Mr. Brian Schwartz has been reappointed to the Company’s  board of directors, effective as of April 10, 2008. The information required by Items 401 and 404 of Regulation S-K included in the original Form 10-K filing are included in this Amendment No. 1.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any disclosures that may have been affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K (which continues to speak as of the date thereof).   With this Amendment No. 1, the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 10, 2008.

SECURUS TECHNOLOGIES, INC.

By:	/s/RICHARD FALCONE
Richard Falcone,
Chairman of the Board,
President, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities below on the dates indicated.

Signature	Capacity	Date

/s/RICHARD FALCONE	Chairman, President, Chief Executive Officer	April 10, 2008
Richard Falcone	and Director (Principal Executive Officer)

/s/TONY TAMER	Director	April 10, 2008
Tony Tamer

/s/BRIAN SCHWARTZ	Director	April 10, 2008

Brian Schwartz

/s/DOUGLAS BERMAN	Director	April 10, 2008
Douglas Berman

/s/LEWIS SCHOENWETTER	Director	April 10, 2008
Lewis Schoenwetter

/s/JEFFERY McWEY	Director	April 10, 2008
Jeffery McWey

/s/JAMES NEAL THOMAS	Director	April 10, 2008
James Neal Thomas

/s/JACK McCARTHY	Director	April 10, 2008
Jack McCarthy

/s/KEITH KELSON	Chief Financial Officer	April 10, 2008
Keith Kelson	(Principal Financial Officer)

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

4.9.5

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

10.6	Restricted Stock Purchase Agreement, dated as of September 9, 2004 between Securus Technologies, Inc. and Richard Falcone, incorporated by reference from Form S-4 filed May 16, 2005.

10.7	2004 Restricted Stock Purchase Plan, incorporated by reference from Form 10-Q filed November 14, 2006.

10.7.1	First Amendment to 2004 Restricted Stock Purchase Plan and Stockholder Consent, increasing authorized shares under the plan, incorporated by reference from Form 10-K filed March 30, 2007.

10.8	Employment Agreement, dated November 13, 2006, by and between the Company and Richard Falcone, incorporated by reference from Form 10-K filed November 14, 2006.

10.9	Restricted Stock Purchase Agreement, dated September, 2006 between Securus Technologies, Inc. and Richard Falcone, incorporated by reference from Form 10-K filed November 14, 2006.

14.1	Securus Code of Ethics, incorporated by reference from 10-K filed March 30, 2007.

21.1	Schedule of Subsidiaries of Securus, incorporated by reference from Form S-4 filed August 1, 2007.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

*	Filed herewith