Form 10-Q
period 2008-03-31
Securus Technologies, Inc.
filed 2008-05-15
CIK 1320051

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ] Quarterly report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

No established published trading market exists for either the common stock, par value $0.001 per share, of Securus Technologies, Inc. or the Class B common stock, par value $0.001 per share, of Securus Technologies, Inc.

Shares outstanding of each of the registrant’s classes of common stock:

Class	Outstanding at March 31, 2008
Class A Common Stock	604 shares
Class B Common Stock	73 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33
ITEM 4. CONTROLS AND PROCEDURES	33
PART II — OTHER INFORMATION	33
ITEM 1. LEGAL PROCEEDINGS	33
ITEM 1A. RISK FACTORS	36
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	36
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	36
ITEM 5. OTHER INFORMATION	36
ITEM 6. EXHIBITS	36

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,	March 31,
	2007	2008
		(Unaudited)
ASSETS
Cash and cash equivalents	$2,072	$1,574
Restricted cash	1,535	1,545
Accounts receivable, net	50,788	54,370
Prepaid expenses and other current assets	5,437	5,143
Deferred income taxes	3,034	3,031
Total current assets	62,866	65,663
Property and equipment, net	40,797	38,884
Intangibles and other assets, net	119,427	115,023
Goodwill	69,035	67,900
Total assets	$292,125	$287,470

LIABILITIES , REEDEMABLE, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable	$28,161	$32,143
Due to related party	1,000	1,100
Accrued liabilities	40,188	34,187
Deferred revenue and customer advances	16,674	17,546
Current deferred tax	1,261	1,212
Total current liabilities	87,284	86,188
Deferred income taxes	15,352	14,334
Due to related party	3,510	3,384
Long-term debt	263,276	271,736
Other long-term liabilities	1,593	1,627
Total liabilities	371,015	377,269

Commitments and contingencies

Series A redeemable convertible preferred stock, $2,000 stated value, total redemption value $10,533; 5,100 shares authorized and outstanding at December 31, 2007 and March 31, 2008	9,971	10,318

Stockholders’ deficit:
Common stock, $0.001 par value, 1,290,000 shares authorized;
677 shares issued and outstanding at December 31, 2007 and
March 31, 2008	7	7
Additional paid-in capital	35,620	35,284
Accumulated other comprehensive income	1,935	962
Accumulated deficit	(126,423)	(136,370)
Total stockholders’ deficit	(88,861)	(100,117)
Total liabilities, redeemable, convertible preferred stock and stockholders’ deficit	$292,125	$287,470

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007 and 2008

(Dollars in thousands)

	March 31,	March 31,
	2007	2008
Revenue:	(Unaudited)
Direct call provisioning	$90,770	$84,478
Solutions services	10,422	6,837
Offender management software	-	4,190
Telecommunications services	2,366	1,423
Equipment sales and other	101	185
Total revenue	103,659	97,113
Cost of service (exclusive of depreciation and amortization shown separately below):
Direct call provisioning, exclusive of bad debt expense	60,916	57,404
Direct call provisioning bad debt expense	10,287	7,363
Solutions services expense	7,228	4,313
Offender management software expense	-	2,665
Telecommunications services expense	1,052	641
Cost of equipment sold and other	86	178
Total cost of service	79,569	72,564
Selling, general and administrative expense	13,397	16,088
Restructuring costs	-	224
Depreciation and amortization expense	8,485	8,598
Total operating costs and expenses	101,451	97,474
Operating income (loss)	2,208	(361)
Interest and other expenses, net	7,218	10,185
Loss before income taxes	(5,010)	(10,546)
Income tax expense (benefit)	366	(599)
Net loss	(5,376)	(9,947)
Accrued dividends on redeemable convertible preferred stock	-	348
Net loss available to common stockholders	$(5,376)	$(10,295)

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2007 and 2008

(Dollars in thousands)

	March 31,	March 31,
	2007	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,376)	$(9,947)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,485	8,598
Amortization of fair value of contracts acquired	-	796
Deferred income taxes	287	(708)
Conversion of interest paid-in-kind to secured subordinated notes	2,497	2,968
Stock-based compensation	22	12
Amortization of deferred financing costs and debt discounts	415	830
Changes in operating assets and liabilities:
Restricted cash	(17)	(10)
Accounts receivable	(3,792)	(3,751)
Prepaid expenses and other current assets	454	252
Intangible and other assets	(282)	(567)
Accounts payable	(321)	46
Accrued liabilities and other liabilities	(4,242)	(4,893)
Net cash used in operating activities	$(1,870)	$(6,374)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment including costs of intangibles	$(5,072)	$(4,073)
Property insurance proceeds	88	-
Net cash used in investing activities	$(4,984)	$ (4,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on revolving credit facility, net	$6,653	$5,278
Cash overdrafts	79	3,960
Net cash provided by financing activities	$6,732	$9,238
Effect of exchange rates on cash and cash equivalents	-	711
Decrease in cash and cash equivalents	$(122)	$(498)
Cash and cash equivalents at the beginning of the period	558	2,072
Cash and cash equivalents at the end of the period	$436	$1,574

SUPPLEMENTAL DISCLOSURES:
Cash paid during period for:
Interest	$8,619	$10,843
Income taxes	$12	$-

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Significant Accounting Policies and Practices

Description of Business and Organization

Securus Technologies, Inc. and subsidiaries (“Securus” or the “Company”) provide inmate telecommunications services and software solutions to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities in 47 states. Securus also provides offender management and other software solutions to U.S. and foreign correctional facilities and law enforcement agencies. The Company was incorporated in Delaware on January 12, 2004, and on March 3, 2004 and September 9, 2004, the Company acquired all of the outstanding equity interests of T-Netix, Inc. (“T-Netix”) and Evercom Holdings, Inc. (“Evercom”), respectively. On June 29, 2007, the Company acquired Syscon Holdings, Ltd. and certain of its affiliates (“Syscon”). Syscon was included in the results of operations beginning on June 29, 2007.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2007 and 2008 have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of Securus.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal and recurring nature.  Interim results are not necessarily indicative of the results that may be expected for the year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Securus’s December 31, 2007 Annual Report on Form 10-K.

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

On January 1, 2007, the Company reduced its estimate of the useful life of certain telecommunications equipment to reflect the installation, over the next several years, of our new packet-based architecture. This change increased net loss by $0.5 million during the three months ended March 31, 2007 and 2008, respectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, T-Netix, Evercom, and Syscon. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s unrecognized tax benefits as of March 31, 2008, amounted to $0.9 million, including interest and penalties of $0.1 million. The amount of unrecognized tax benefits that would impact the effective rate, if recognized, would be $39,000. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, Canada, the United Kingdom, Australia and various states. The Company has open tax years for the U.S. federal return from 1996 forward with respect to its net operating loss (“NOL”) carryforwards, where the IRS may not raise tax for these years, but can reduce NOLs. Otherwise, with few exceptions, the Company is no longer subject to federal, foreign, state, or local income tax examinations for years prior to 2004.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the quarter ended March 31, 2008, the Company recognized $13,000 in potential interest with respect to unrecognized tax benefits.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement does not require any new fair value measurements; rather, it applies whenever other accounting pronouncements require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted the provisions of SFAS No. 157 on January 1, 2008 for financial assets and liabilities. Adoption of the standard for financial assets and liabilities on January 1, 2008 did not impact the Company’s accounting measurements but is ultimately expected to result in additional disclosures for both financial and nonfinancial assets and liabilities. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2009 for nonfinancial assets and nonfinancial liabilities. The Company is currently assessing the impact SFAS 157 will have in relation to nonfinancial assets and liabilities on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No.  115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has elected not to adopt the SFAS 159 fair value measurement option nor would the adoption of this Statement have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any noncontrolling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS No. 141R, Business Combinations, is prohibited. Acquisitions accounted for as a business combination that are completed subsequent to January 1, 2009 and thereafter will be impacted by this new standard.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that certain items such as foreign currency translation adjustments and unrealized gains and losses on certain derivative instruments classified as a hedge be presented as separate components of shareholders’ equity.  Total comprehensive loss for the three months ended March 31, 2007 and 2008 was $5.4 million and $10.9 million, respectively.

Note 2 – Mergers and Acquisitions

On June 29, 2007, the Company acquired all of the outstanding capital stock of Syscon pursuant to a Stock Purchase Agreement dated April 11, 2007 (“Purchase Agreement”). The initial consideration for Syscon’s capital stock was $41 million in cash and 45.6 shares of Securus Common Stock, subject to a working capital adjustment. In addition, the Company will pay up to an additional $7 million after each of the first three 12 month periods after the closing date if Syscon’s revenues exceed certain thresholds and the former stockholder still remains an employee.  Any additional payments made will be reflected as compensation expense in the statement of operations.  No additional consideration has been recognized as of March 31, 2008 as the Company believes that it is not probable that the revenue threshold will be met.

Pursuant to the Purchase Agreement, Syscon’s previous stockholder left $5.0 million of cash in Syscon’s bank accounts upon the closing of the Syscon acquisition. The Company will pay Syscon’s previous stockholder up to $5.0 million as Syscon generates Net Cash Flow (as defined in the Purchase Agreement).  Approximately $0.4 million was paid in 2007, $1.1 million is expected to be paid within the next year, and the remaining $3.4 million is expected to be paid during the remaining quarters of 2009. No payments were made during the first quarter of 2008.

The acquisition has been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price has been allocated to the assets acquired and liabilities assumed of Syscon based on their respective fair values. An allocation of the purchase costs has been made for major categories of assets and liabilities in the consolidated balance sheet based on estimates of fair values reflecting valuations prepared by third-party appraisers. The value of intangible assets was determined using a discounted net cash flow approach. The fair value of the Common Stock Securus issued to Syscon’s previous shareholder was estimated using the option-pricing method, whereby the fair value of stock is modeled as a series of call options, representing the present value of the expected future returns to shareholders. Under this method, each class of stock is modeled with a distinct claim on the shareholders' equity value in Securus, creating three call options with various liquidation preference values that represent significant milestones for our shareholders. The value of these three call options are then calculated utilizing the Black-Scholes option pricing model. Any final adjustments to the purchase price or the estimated fair values of the assets purchased will change the allocations of purchase price and could result in changes to the unaudited pro forma and actual consolidated financial statements, and the changes could be material.

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

For the Three Months Ended
March 31, 2007
Total revenue	$108,465
Net loss	$(7,276)

Note 3 – Balance Sheet Components

Accounts receivables, net consist of the following (in thousands):

	December 31,	March 31,
	2007	2008
		(Unaudited)
Accounts receivable, net:
Trade accounts receivable	$59,684	$57,954
Advance commissions receivable	2,347	3,596
Other receivables	263	307
	62,294	61,857
Less: Allowance for doubtful accounts	(11,506)	(7,487)
	$50,788	$54,370

At December 31, 2007 and March 31, 2008, the Company had advanced commissions to certain facilities totaling $2.3 million and $3.6 million, respectively, which are recoverable from such facilities as a reduction of earned commissions for specified monthly amounts. Amounts included in the accounts receivable represent the estimated recoverable amounts during the next fiscal year.

Direct call provisioning bad debt expense for the three months ended March 31, 2007 was $10.3 million, or 11.3%, of direct call provisioning revenue of $90.8 million. Direct call provisioning bad debt expense for the three months ended March 31, 2008 was $7.4 million, or 8.7%, of direct call provisioning revenue of $ 84.5 million.

Property and equipment, net consists of the following (in thousands):

	December 31,	March 31,
	2007	2008
		(Unaudited)
Property and equipment, net:
Telecommunications equipment	$58,302	$58,674
Leasehold improvements	3,555	3,561
Construction in progress	4,639	4,830
Office equipment	15,721	16,277
	82,217	83,342
Less: Accumulated depreciation and amortization	(41,420)	(44,458)
	$40,797	$38,884

Intangibles and other assets, net consist of the following (in thousands):

	December 31, 2007
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$25,240	$(6,952)	$18,288	10.2
Deferred financing costs	14,275	(3,585)	10,690	6.1
Capitalized software development costs	23,900	(11,021)	12,879	3.9
Custom software development costs	8,115	(406)	7,709	10.0
Acquired contract rights	99,098	(32,997)	66,101	9.5
Deposits and long-term prepayments	2,089	-	2,089
Non-compete and employee agreements	1,909	(238)	1,671	4.6
	$174,626	$(55,199)	$119,427

	March 31, 2008 (Unaudited)
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$25,049	$(7,346)	$17,703	10.3
Deferred financing costs	14,309	(4,201)	10,108	6.1
Capitalized software development costs	24,870	(11,846)	13,024	4.4
Custom software development costs	7,975	(634)	7,341	10.0
Acquired contract rights	97,057	(34,221)	62,836	9.7
Deposits and long-term prepayments	2,519		2,519
Non-compete and employee agreements	1,835	(343)	1,492	4.3
	$173,614	$(58,591)	$115,023

At December 31, 2007 and March 31, 2008, the carrying amount of trademarks assigned to patents and trademarks that were not subject to amortization was $2.8 million.

Amortization expense for the three months ended March 31, 2007 and 2008 was $4.6 million (of which $0.3 million was included in interest expense), and $4.8 million (of which $ 0.6 million was included in interest expense), respectively. Estimated amortization expense related to intangibles and other assets, excluding deferred financing costs, the fair value of acquired Syscon in-process operating contracts and other assets, at March 31, 2008, and for each of the next five years through March 31, 2013, and thereafter, is summarized as follows (in thousands):

Period ending March 31	(unaudited)
2009	$18,114
2010	16,086
2011	12,549
2012	10,862
2013	10,217
Thereafter	28,940
$96,768

The fair value of Syscon’s in-process operating contracts and customer agreements acquired of $5.2 million will be amortized against revenue over the remaining life of the contracts using the percentage of completion method of accounting in accordance with EITF 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree”, which is estimated to be over the next 18 months. As of March 31, 2008, $2.2 million was amortized. The fair value represents the remaining amount to be billed under the acquired contractual obligations reduced by the estimated direct and indirect costs to complete and an allowance for the normal profit margin related to the activities to be performed.

Accrued liabilities consist of the following (in thousands):

	December 31,	March 31,
	2007	2008
		(Unaudited)
Accrued expenses	$24,849	$25,879
Accrued compensation	5,507	4,016
Accrued facility exit costs	321	272
Accrued taxes	2,240	2,122
Accrued interest and other	7,271	1,898
	$40,188	$34,187

Restructuring charges of $0.2 million were incurred and paid during the first quarter of 2008 related to the realignment of our field service organization because of efficiencies gained from our new packet-based architecture, which we began to install in 2006 and will continue to install as customer contracts are renewed.

Restructuring charges of $0.6 million were incurred in 2007 related to the consolidation of our internal customer care function into the Dallas office, comprised of $0.2 million of severance expense and $0.4 million of facility exit costs for our Selma, Alabama location. All of the severance expenses were paid during the second quarter of 2007. The remaining leased facility and other costs reserve is expected to be utilized by 2010.

Note 4 – Goodwill

Goodwill allocated to our reportable segments is summarized as follows (in thousands):

		Offender
	Direct Call	Management
	Provisioning	Software	Total
Balance at December 31, 2006	$37,936	$-	$37,936
Goodwill allocation in connection with Syscon acquisition	-	28,948	28,948
Foreign currency translation	-	2,151	2,151
Balance at December 31, 2007	$37,936	$31,099	$69,035
Foreign currency translation	-	(1,135)	(1,135)
Balance at March 31, 2008	$37,936	$29,964	$67,900

Note 5 – Debt

Debt consists of the following (in thousands):

	December 31,	March 31,
	2007	2008
		(Unaudited)
Revolving credit facility	$5,000	$10,278
Second-priority senior secured notes	194,000	194,000
Senior subordinated notes	69,834	72,802
	268,834	277,080
Less unamortized discount on senior secured notes and senior subordinated notes	(5,558)	(5,344)
	$263,276	$271,736

Revolving Credit Facility — The Company has a revolving credit facility with a syndicate of banks and other lending institutions with a borrowing base limitation equal to 80% of “eligible receivables” and 50% of inventory, as defined in the credit agreement.  The revolving credit facility provides for financing on a revolving basis of up to $30.0 million and a $22.5 million letter of credit facility that expires on September 9, 2009.  Letters of credit outstanding reduce the Company’s availability to the extent they exceed $10.0 million and the borrowing base collateral, as defined by the revolving credit facility, principally comprised of receivables and inventory less defined reserves, falls below $40 million. Subject to certain adjustments, the Company’s maximum permitted annual capital expenditures are $22.0 million for the year ended December 31, 2008. Amounts unused under the revolving credit facility are subject to a fee, due quarterly, based on a per annum rate of 0.375%.  Advances bear simple interest at an annual rate at an option equal to one of the following, (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2.0%. Interest is payable following the end of each calendar quarter. Advances received on the revolving credit facility bore interest at the Company’s option using the prime rate, which was 7.25% and 5.25% at December 31, 2007 and March 31, 2008, respectively, and advances based on the Eurodollar Rate bore interest of 6.97% and 4.73% as of December 31, 2007 and March 31, 2008, respectively. The Company draws from the available credit on the Revolver to cover normal business cash requirements.  As of December 31, 2007 and March 31, 2008, the Company had $19.5 million and $16.6 million, respectively, of borrowing availability under the Revolver.

Second-priority Senior Secured Notes — On September 9, 2004, the Company issued $154.0 million of 11% Second-priority Senior Secured Notes. These notes were issued at a discount of $3.6 million, or 97.651% of face value, and the proceeds were used to finance the acquisition of Evercom and to repay then outstanding long-term debt obligations. On June 29, 2007, the Company issued $40 million aggregate principal amount of our 11% Second-priority Senior Secured Notes due 2011 under an Indenture dated September 9, 2004, as amended on June 27, 2007 (“the 2007 Notes”). The 2007 Notes were issued at a discount of $0.9 million, or 97.651% of face value, and the proceeds were used to finance the acquisition of Syscon.

All $194.0 million of principal is due September 9, 2011. To the extent the Company generates excess cash flow (as defined in the indenture) in any calendar year, the Company is required by the Second-priority Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 104% of face value.  No excess cash flow payment was due for the year ended December 31, 2007 because no excess cash flow was generated.  Interest is payable semiannually on March 1 and September 1. The effective interest rate is 11.5% on the Second-priority Senior Secured Notes.

Senior Subordinated Notes — On September 9, 2004, the Company issued $40.0 million of Senior Subordinated Notes, unsecured and subordinate to the revolving credit facility, that bear interest at an annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by our revolving credit facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated notes. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013. In connection with the issuance of the Senior Subordinated Notes, the Company issued warrants to acquire 51 shares of our Common Stock at an exercise price of $10 per share to the Senior Subordinated Note holders. As a result, the Company discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance. Proceeds obtained from the issuance of the Senior Subordinated Notes were used to finance the acquisition of Evercom, repay outstanding long-term debt obligations, and for general operating purposes. During the three month period ended March 31, 2008, $3.0 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. The effective interest rate is 18.58 % on the Senior Subordinated Notes. In order to enter into additional financing to complete the Syscon acquisition in 2007, the Company incurred a non-cash consent fee of $0.4 million payable to the Senior Subordinated Noteholders. This fee was added to the principal balance of the Senior Subordinated Notes.

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

The Company’s credit facilities contain financial and operating covenants, among other items, that require the maintenance of certain financial ratios, including specified interest coverage ratios, maintenance of minimum levels of operating cash flows (as defined), and maximum capital expenditure limitations. These covenants also limit the Company’s ability to incur additional indebtedness, make certain payments including dividends to shareholders, invest and divest company assets, and sell or otherwise dispose of capital stock. In the event that the Company fails to comply with the covenants and restrictions, as specified in the credit agreements, it may be in default, at which time payment of the long term debt and unpaid interest may be accelerated and become immediately due and payable. In December 2007, the Company issued $10.2 million of Series A Redeemable Convertible Preferred Stock primarily to the Company’s majority stockholder, H.I.G. T-Netix, Inc. (“H.I.G.”) to avoid a default under the indenture for its 11% Second-priority Senior Secured Notes. There is no guarantee that the proceeds of the issuance will prevent a future default under our credit facilities. As of December 31, 2007 and March 31, 2008, the Company was in compliance with all covenants and expects to be in full compliance with its credit facilities and meet its obligations as they become due through the first quarter of 2009.

Note 6 – Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting operating segments in annual financial statements. SFAS No. 131 also establishes standards for disclosures about products and services, geographic areas and major customers.

The Company has chosen to organize the enterprise around differences in products and services. The Company has five reportable segments: Direct Call Provisioning, Solutions Services, Telecommunications Services, Offender Management and Equipment Sales. Through these segments, the Company provides inmate telecommunication products and services for correctional facilities, including security enhanced call processing, call validation and billing services for inmate calling, and software solutions to manage and monitor inmate, parole and probation activity. Depending upon the contractual relationship at the site and the type of customer, the Company provides these products and services through service agreements with other telecommunications service providers, including Global Tel*Link, Embarq, AT&T and FSH Communications and through direct contracts between the Company and correctional facilities. In addition, systems were sold to certain telecommunication providers.

The Company evaluates performance of each segment based on operating results. Total assets are those owned by or allocated to each segment. Assets included in the “Corporate and Other” column of the following table include all assets not specifically allocated to a segment. There are no intersegment sales.

The Company’s reportable segments are specific business units that offer different products and services and have varying operating costs associated with such products. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company uses estimation to allocate certain direct costs and selling, general and administrative costs, as well as for depreciation and amortization, goodwill, and capital expenditures. Estimation is required in these cases because the Company does not have the capability to specifically attribute such costs to a particular segment. The estimation is based on relevant factors such as proportionate share of revenue of each segment to the total business.

Segment information for the three months ended March 31, 2007 (unaudited) is as follows (in thousands):

	Direct Call	Solutions	Telecommunications	Equipment	Corporate
	Provisioning	Services	Services	Sales & Other	& Other	Total
Revenue from external customers	$90,770	$10,422	$2,366	$101	$-	$103,659
Segment gross margin	$19,567	$3,194	$1,314	$15	$-	$24,090
Depreciation and amortization	7,631	281	542	-	31	8,485
Other operating costs and expenses	2,125	74	-	-	11,198	13,397
Operating income (loss)	$9,811	$2,839	$772	$15	$(11,229)	2,208
Interest and other expense, net						7,218
Segment loss before income taxes						$(5,010)
Total assets	$216,202	$20,926	$1,536	$-	$20,734	$259,398
Goodwill	$37,936	$-	$-	$-	$-	$37,936
Capital expenditures	$5,069	$-	$-	$-	$3	$5,072

Segment information for the three months ended March 31, 2008 (unaudited) is as follows (in thousands):

			Offender		Equipment
	Direct Call	Solutions	Management	Telecommunications	Sales &	Corporate
	Provisioning	Services	Software	Services	Other	& Other	Total
Revenue from external customers	$84,478	$6,837	$4,190	$1,423	$185	$-	$97,113
Segment gross margin	19,711	2,524	1,525	782	7	-	24,549
Depreciation and amortization	6,954	652	962	-	-	30	8,598
Other operating costs and expenses	2,348	161	2,005	-	-	11,798	16,312
Operating income (loss)	$10,409	$1,711	$(1,442)	$782	$7	$(11,828)	(361)
Interest and other expense, net							10,185
Segment loss before income taxes							$(10,546)
Total assets	$195,830	$12,889	$61,154	$4,512	$8	$13,077	$287,470
Goodwill	$37,936	$-	$29,964	$-	$-	$-	$67,900
Capital expenditures	$4,040	$-	$25	$-	$-	$8	$4,073

Note 7 -  Redeemable Convertible Preferred Stock

As of March 31, 2008, the Company had 5,100 shares of Series A Redeemable Convertible Preferred Stock (“Preferred Stock”), which was issued in December 2007. Each share of the Series A Redeemable Convertible Preferred Stock has a stated value of $2,000 and accrues dividends annually at 12.5% of the stated value. The Preferred Stock has a liquidation preference equal to the greater of its per share purchase price plus any accrued but unpaid dividends and the amount the holder would receive if such share were converted to shares of common stock. Each share of Preferred Stock initially converts into one share of common stock but such conversion ratio is adjusted for certain events. In the event that the Company does not achieve $45 million of Credit Facility Cashflow (as defined in the Certificate of Designation for the Preferred Stock) for the twelve months ended June 30, 2008, the holder will have the right to convert, each share of Preferred Stock will be convertible into 200 shares of Common Stock, as adjusted for certain events. The Preferred Stock was issued in part to avoid a financial covenant default under the Company’s indenture for the 11% Second-Priority Senior Secured Notes (See Note 5). The Company’s majority stockholder, H.I.G., purchased substantially all of the shares of Preferred Stock for approximately $10.2 million. The proceeds from the purchase were applied to earnings in determining compliance with the covenants in the indenture for the quarter ended December 31, 2007 and March 31, 2008.

The Company’s credit facilities contain financial and operating covenants which limit the ability to make dividend payments to shareholders of the Preferred Stock. As of March 31, 2008, the Company had accrued dividends of $0.3 million for the Series A Preferred Stock.

Note 8 – Stockholders’ Equity

Common stock

The Company’s shareholders approved a 1 for 1,000 reverse stock split for the Common Stock and Class B Common Stock on December 15, 2007, in conjunction with the issuance of the Preferred Stock. All shares, options and warrants have been restated to give retroactive effect to the reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the split had occurred as of December 31, 2006. In connection with the reverse split, authorized shares of common stock were reduced to 1,300,000 shares of capital stock with a par value of $0.001, of which 1,190,000 were designated Class A Common Stock, 10,000 were designated Preferred Stock, of which 5,100 were designated as Series A Convertible Preferred Stock, and 100,000 were designated Class B Common Stock. All issued shares of common stock are entitled to vote on a one share/one vote basis.

As of March 31, 2008, 604.0 shares of Common Stock were issued and outstanding and 73.49 shares of the Class B Common Stock were outstanding. Shares of Class B Common Stock are subject to vesting as described below. Other than provisions related to vesting and a $57,000 per share liquidation preference for the Common Stock, holders of the shares of Common Stock and Class B Common Stock have identical rights and privileges. The Company’s credit facilities substantially restrict the ability to pay dividends to holders of common stock.

Warrants

The holders of the Senior subordinated Notes hold warrants to purchase 51.01 shares of Common Stock. The warrant exercise price is $10 per share, is immediately exercisable upon issuance, and expires on September 9, 2014. As a result, we discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the stock warrants at the time of issuance.

In conjunction with a guarantee provided by H.I.G., we issued warrants to purchase 14.54 shares of Common stock to H.I.G., for $0.01 per share, immediately exercisable upon issuance. The warrants were exercised in December 2007.

Restricted Stock Purchase Plan

The Company has a 2004 Restricted Stock Purchase Plan under which certain of its employees may purchase shares of our Class B Common Stock. The maximum number of authorized shares that may be delivered pursuant to awards granted under the 2004 Restricted Stock Purchase Plan was 75,000, which equaled 5.8% of our total authorized shares of common stock. On December 15, 2007, our shareholders approved a 1 for 1,000 reverse stock split; however the Company elected to continue to authorize 75,000 shares under the Plan.

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

As of March 31, 2008, 73.49 shares of Class B Common Stock were issued under the 2004 Restricted Stock Purchase Plan. Of this amount, (a) 26.3 of these shares were acquired by our Chief Executive Officer in 2004; (b) 31.82 were issued in 2005 to seven of our executives, net of forfeitures; (c) 1.330 and 2.67 shares were issued in 2005 and 2006 to two members of the Company’s Board of Directors and immediately vested; and (d) 11.37 were issued in 2007 to certain of our executives.

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

The Company measures compensation expense on these restricted shares commensurate with their vesting schedules. For the portion of the restricted shares that vest contingently with the occurrence of certain events, the Company records compensation expense when such events become probable. The incremental compensation expense on the restricted shares issued was determined based on the estimated fair value of the Class B Common Stock, which resulted in $22,000 and $12,000 in compensation expense charged to the consolidated statement of operations for three months periods ended March, 31 2007 and 2008, respectively.

Note 9 – Legal Proceedings

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

In June 2000, T-NETIX was named, along with AT&T, in a lawsuit in the Superior Court of King County, Washington, in which two private citizens allege violations of state rules requiring pre-connect audible disclosure of rates as required by Washington statutes and regulations. T-Netix and other defendants successfully obtained dismissal and a "primary jurisdiction" referral in 2002.  In 2005, after several years of inactivity before the Washington Utilities and Transportation Commission, the state telecommunications regulatory agency, T-Netix prevailed at the trial court in securing an Order entering summary judgment on grounds of lack of standing, but that decision was reversed by an intermediate Washington state appellate court in December 2006.  T-Netix’s subsequentPetition for Review by the Washington Supreme Court was denied in January 2008, entitling Plaintiffs to continue to pursue their claims against T-Netix and AT&T. Currently pending before the trial court are motions by Plaintiffs to vacate the prior summary judgment and to reinstate the primary jurisdiction referral, and a second motion by AT&T for summary judgment. T-Netix has opposed the Plaintiffs' motion in part and intends, at the appropriate time, to oppose AT&T's motion as well.  Given the absence of any significant judicial discovery to date, however, we cannotestimate the company's potential exposure or predict the outcome of this dispute.

In September 2004, TIP Systems, LLC and TIP Systems Holdings Co., Inc. (“TIPS”) filed suit in the United States District Court for the Southern District of Texas (Houston Division) against numerous defendants including us. In TIPS, we, along with other inmate telecommunications providers, were alleged to have infringed on patents concerning “cord-free” or “hands-free” inmate phone technology. This lawsuit against us was dismissed on March 1, 2007, when our motion for summary judgment was granted on the issue of non-infringement. TIPS appealed to the U.S. Court of Appeals and oral arguments before the Appellate Court occurred on April 9, 2008; no ruling has yet been made. Additionally, the TIPS entities have filed a lawsuit in the Southern District of Texas against us which alleges substantially similar allegations concerning patent infringement claims for “cord-free” or “hands-free” inmate phone technology. This lawsuit against us was similarly dismissed on January 10, 2008, when our motion for summary judgment was granted on the issues of non-infringement and a finding that Securus was not a proper defendant in the lawsuit. Although TIPS attempted to appeal this Order to the U.S. Court of Appeals, the attempt was premature due to issues that remain pending in the district court case. We cannot predict the likelihood of any outcome at this time.

In October 2003, Value-Added Communications, Inc. (“VAC”) filed suit in the District Court of Dallas County, Texas against T-NETIX for alleged breach of a Patent License Agreement between VAC and T-NETIX (the “License Agreement”). VAC filed the lawsuit seeking, among other things, an interpretation of certain provisions of the License Agreement, a declaration that the License Agreement remains in effect, a license to any of T-NETIX’s improvements to the originally licensed technology, and an award of its attorneys’ fees. T-NETIX filed counter-claims against VAC for, among other things, VAC’s breach of various provisions of the License Agreement including, but not limited to, failure to assign certain improvements in technology that VAC has allegedly developed since 1996. Trial started on January 15, 2008 and went through February 8, 2008. After several days of deliberation, the jury announced that they were hopelessly deadlocked, and the Judge granted a mistrial on February 14, 2008. The new trial is set for August 5, 2008. T-NETIX will continue to proceed against VAC on its affirmative claims for VAC’s failure to assign its improvements and additions and other breaches of the License Agreement and will continue to vigorously defend against VAC’s claim for attorneys’ fees and VAC’s efforts to have the Court declare that the License Agreement remains in effect. We cannot predict the likelihood of any outcome or make a reasonable estimate of range of potential loss at this time.

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

In November 2005, we filed suit in the District Court of Dallas County, Texas, against AGM Telecom Corporation and former employees of our various affiliates, and related individuals, including David McEvilly, George McNitt, Thomas Miller, Steven Capitano, Brian Dietert, AGM Telecom Corporation,

Christopher McNitt, Robert G. Sargeant, James F. Winstead, Pablo Xiques, Henry Chang, and Mie Mie Chang, alleging, among other things, breach of contract and misappropriation of trade secrets. In the lawsuit, various defendants have counterclaimed for alleged violations of the Texas Business & Commerce Code, disparagement, defamation, and tortious interference. Some defendants moved to stay the case and requested the court compel arbitration of the matter, which request was granted, and some defendants filed special appearances objecting to the court’s jurisdiction. In January 2008, the Court granted the special appearances of Sargeant, Winstead and Chang, due to their lack of contacts with Texas and dismissed them from the case. The parties have since agreed to abate the state court litigation and submit all claims between the Company and the remaining defendants to arbitration. The arbitration was filed April 15, 2008. We have denied any wrongdoing with respect to the alleged counterclaims and will vigorously defend each and every counterclaim asserted by the defendants. We cannot predict the likelihood of any outcome at this time.

In October 2006, we filed suit in the U.S. Federal District Court for the Eastern District of Texas against Global Tel*Link Corporation; AGM Telecom Corporation; Inmate Calling Solutions, Inc.; and FSH Communications, LLC for patent infringement of various patents related to the inmate correctional services and telecommunications industry by each such defendant. In November, 2007, Inmate Calling Solutions, Inc. entered into a Settlement Agreement and Mutual Release, and a Patent License Agreement with us, and was dismissed from the suit. We cannot predict the likelihood of any outcome as to the remaining defendants at this time.

In May 2007, Global Tel*Link Corporation (“GTL”) and Verizon Business (“Verizon”) filed formal protest petitions against the Florida Department of Corrections (“FDOC”) (the “Protests”). The Protests challenged FDOC’s intended award to us of a five-year initial term contract for provision of Statewide Inmate Telephone Services. More specifically, the Protests sought entry of recommended and final orders either (1) awarding the contract to the protestors or (2) rejecting all proposals. The Protests were referred to the Florida Division of Administrative Hearings (“DOAH”), and we intervened as a co-respondent with FDOC. Following a formal hearing, DOAH entered a recommended order to approve the intended contract award to us; in turn FDOC adopted the recommendation in its final order. GTL and Verizon appealed the final order and sought a stay to prevent entry of a formal contract between us and FDOC during the appeal. The court denied the stay and the FDOC Contract was executed on September 25, 2007. GTL and Verizon nevertheless have continued to prosecute their appeal. All briefs are filed, and we expect oral argument before the appeals court in late Spring or early Summer 2008.

In May 2007, Global Tel*Link Corporation brought a declaratory judgment action in Montgomery County Circuit Court in Alabama, against the State of Alabama, the Alabama Department of Finance, Isaac Kervin (Director of Purchasing), and T-Netix,Inc. regarding the Inmate Phone Services contract award. On June 5, 2007, the Judge entered an order that there is a valid, binding contract between the State and GTL and that the State shall fully comply with the contract, and that the effective date of the contract shall be June 1, 2007. On July 16, 2007, the State filed a Motion (and Amended Motion) to Stay Execution Pending Appeal, which the court denied on July 25, 2007. The State filed a Motion to Stay Execution Pending Appeal before the Supreme Court of Alabama on July 30, 2007. T-Netix filed its Joinder in the State’s Motion to Stay on August 1, 2007. The Alabama Supreme Court affirmed the lower court opinion without a written opinion on April 11, 2008. This ruling exhausts our appellate review opportunities on this matter.

In July 2007, Global Tel*Link Corporation filed suit in the Circuit Court of Montgomery County against T-Netix Inc., the State of Alabama, and the Alabama Department of Finance and Alabama Department of Corrections. This proceeding relates to the protest matter in Alabama. We filed a Motion to Dismiss which was denied; however, GTL conceded that several of its claims were not viable, and in its amended complaint included only one count, the intentional interference with business and contractual relations claim. Both parties agreed that the appeal of the Alabama Protest Matter could be dispositive, or at least highly persuasive, of the outcome of this second lawsuit; therefore, the Judge agreed to hold off on setting any scheduling deadlines and recently postponed the trial date of August 4, 2008. The Judge also ordered the parties to mediate the case, but did not specify a deadline. There has not been any activity in this case since the ruling in the companion matter on April 11, 2008. T-Netix has not admitted any wrongdoing and has vigorously denied each and every allegation in the case. No prediction of the likelihood of any outcome or reasonable estimate of range of potential loss can be made at this time.

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

Note 10 – Guarantees

FASB Staff Position (“FSP”) No. 45-3 amends Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require a guarantor to recognize a liability for the estimated fair value of guarantee obligations entered into after January 1, 2006 and disclosure of the maximum amount that could be paid under the guarantee obligation. In February 2008, the Company entered into an agreement with a telecommunications vendor, primarily for local and long distance services, whereby we guarantee a minimum annual purchase commitment over a three year period. Management has reviewed the agreements and believes the fair value to be zero. The maximum amount that can be paid under this guarantee totaled $1.9 million annually at March 31, 2008.

Note 11 – Subsequent Event

Effective April 1, 2008, Ms. Carlyn Taylor was elected to the Company’s Board of Directors. Ms. Taylor is currently a Senior Managing Director at FTI Consulting (“FTI”), an international financial consulting firm engaged by the Company to perform certain financial and business consulting services. Pursuant to its agreement with the Company, FTI receives a fee of between $15,000 and $40,000 per month depending on the number of consulting hours it provides to the Company. Additionally, FTI is eligible to receive up to a two percent equity interest in the Company if the Company achieves certain performance goals.

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

Overview

We are one of the largest independent provider of inmate telecommunications and software solutions services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities such as juvenile detention centers, private jails and halfway houses in the United States and Canada. As of March 31, 2008, we provided service to approximately 2,600 correctional facilities.

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

We also provide a sophisticated and comprehensive software system for correctional facilities and law enforcement agencies for complete offender management. Our system provides correctional facilities with the ability to manage and monitor inmate parole and probation activity and development at a sophisticated level.

Revenues

We derived approximately 88% and 87% of our revenues for the three months ended March 31, 2007 and 2008, respectively, from our direct operation of inmate telecommunication systems and the provision of related services located in correctional facilities within 47 states and the District of Columbia. We enter into multi-year agreements under direct, or “prime” contracts with the correctional facilities, pursuant to which we serve as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, we pay a commission to the correctional facility based upon inmate telephone use. Our commission rates averaged approximately 45 % and 44 % for the three months ended March 31, 2007 and 2008, respectively. We install and generally retain ownership of the telephones and the associated equipment and provide additional services tailored to the specialized needs of the corrections industry and to the requirements of each individual correctional facility, such as call activity recording and call blocking. In our direct call provisioning business, we earn the full retail value of the call and pay corresponding line charges and commissions. As a result, our direct call provisioning business gross profit dollars are higher, but our gross profit margin is lower, than in our services business.

We also offer our solutions services and the sale of equipment to RBOCs, LECs, IXCs and independent telecommunications companies as customers, to support their telecommunication contracts with correctional facilities. We derived approximately 10% and 7% of our revenues for the three months ended March 31, 2007 and 2008, respectively, from our solutions business. The solutions business consists of providing validation, uncollectible account management and billing services. In this business, accounts receivable generated from calls placed by inmates in correctional facilities are typically purchased from the third party inmate telecommunication providers and we accept responsibility for call validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC, LEC, IXC or independent customer. However, all purchased receivables must be processed and validated through our risk management system prior to allowing the call to be completed and also must be billed through our proprietary billing systems. Revenues from our solutions services equal the difference between the face value of the receivables purchased and the amount we pay the RBOC, LEC, IXC or independent customers for the discounted accounts receivable. Because revenues associated with our solutions business represent only a percentage of the face value of the receivables purchased, the associated billing and collection fees and uncollectible account expense represent a much higher percentage of revenues as compared to our direct call provisioning business. In the solutions business, we do not bear any of the costs of facility commissions, equipment, line charges or direct sales charges, but bear the risk of unbillable and uncollectible accounts receivable.

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

We derived approximately 4% of our revenues from our offender management software business for the three months ended March 31, 2008. Offender management systems are platforms that allow facilities managers and law enforcement personnel to analyze data to reduce costs, prevent and solve crimes and facilitate rehabilitation through a single user interface. Revenue related to the Offender Management software is recognized under Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue is recognized when the fair value of vendor specific objective evidence (“VSOE”) is determined. If the VSOE of fair value cannot be determined for any undelivered element or any undelivered element is essential to the functionality of the delivered element, revenue is deferred until such criteria are met or recognized as the last element is delivered. Under the residual method, the fair value of the undelivered elements is deferred and the difference between the total arrangement fee and the amount recorded as deferred revenue for the undelivered elements is recognized as revenue related to the delivered elements.

We derived approximately 2% and 1% of our revenues for the three months ended March 31, 2007 and 2008, respectively, by providing telecommunication services to RBOCs, LECs, IXCs, and independent telecommunications companies, our service partners, typically through subcontracts in connection with the RBOCs’, LECs’ or IXCs’ separate contracts with larger correctional institutions. In such instances, we provide equipment, security enhanced call processing, call validation, and service and support through the telecommunications provider, rather than directly to the facility. Although our revenues for services to telecommunications service providers are lower than in our direct call provisioning business, where we provide the service to the facility directly and receive the retail value of the call, we do not incur all the additional capital costs related to these larger contracts that can require up-front or guaranteed commission payments. Our gross margin percentage for providing telecommunications services is higher than the margin for our direct call provisioning business because we do not incur commissions, transport costs or risk of collection.

We also sell equipment, typically consisting of our inmate calling system, to a limited number of telecommunication services providers.

Cost of Service

Our principal cost of service for our direct call provisioning business consists of commissions paid to correctional facilities which are typically expressed as a percentage of either gross or net direct revenues and are typically fixed for the term of the agreements with the facilities; bad debt expense, consisting of unbillable and uncollectible accounts; billing charges; customer service costs; telecommunication costs such as telephone line access, long distance and other charges; field operations and maintenance costs, which consist primarily of field service on our installed base of inmate telephones; and selling, general, and administrative costs. We pay monthly line and usage charges to RBOCs and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus, for certain LECs, a per message or per minute usage rate based on the time and duration of the call. We also pay fees to RBOCs and other LECs and long distance carriers based on usage for long distance calls. Third-party billing charges consist of payments to LECs and other billing service providers for billing and collecting revenues from called parties. Customer service costs represent either in-house or contracted customer service representatives who handle questions and concerns and take payments from billed parties.

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

Bad Debt. We account for bad debt as a cost of providing telecommunications in our direct call provisioning and solutions business lines. We accrue the related telecommunications cost charges along with an allowance for unbillable and uncollectible calls, based on historical experience. Charges for inmate telephone calls on a collect basis are considered unbillable, in cases when there is no billing address for the telephone number called, or uncollectible, when the billed party is unable or unwilling to pay for the call. We use a proprietary, specialized billing and bad-debt management system to integrate our billing with our call blocking, validation, and customer inquiry procedures. We seek to manage our higher risk revenues by proactively requiring certain billed parties to prepay collect calls or be directly billed by us. This system utilizes multi-variable algorithms to minimize bad debt expense by adjusting our credit policies and billing. For example, when unemployment rates are high, we may decrease credit to less creditworthy-billed parties or require them to purchase prepaid calling time in order to receive inmate calls. This system, combined with the direct billing to LECs, has enabled us to realize what we believe to be industry-low bad debt margins. Bad debt tends to rise as the economy worsens, and is subject to numerous factors, some of which may not be known. To the extent our bad debt management system overcompensates for bad debt exposure by limiting credit to billed parties, our revenues and profitability may decline as fewer calls are permitted to be made. We anticipate that if the U.S. economy continues its decline, either our bad debt will rise, or revenue from marginal billed parties will decline, or a combination of both will occur.

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

SG&A. SG&A expenses consist of corporate overhead and selling expenses, including marketing, accounting, legal, regulatory, and research and development costs.

Industry Trends

We provide our products and services to telecommunications and solutions service providers such as Global Tel*Link, Embarq, AT&T, and FSH Communications. For the three months ended March 31, 2008, 8.7 % of our total revenues were generated from contracts with telecommunications and solutions service providers. The following table lists our largest telecommunications and solutions service provider contracts for the three months ended March 31, 2008:

	Approximate % of	Approximate % of Total	Contract
	Total Solutions	Telecommunications	Expiration
Customer	Services Revenue	Services Revenue	Date*
Global Tel*Link	71%	30%	Month-to-Month
Embarq	29%	15%	Month-to-Month
AT&T	-	41%	April 28, 2008
FSH Communications	-	14%	Month-to-Month

*

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

We anticipate that our revenues and profits associated with our customer, Global Tel*Link, will continue to decline and that agreements we have in place with them will not be renewed upon expiration. Global Tel*Link has been eliminating our services and we believe it is reasonable to expect that they will continue to do so over time as underlying contracts expire. We therefore expect our solutions and telecommunications services business with Global Tel*Link to decline to zero over the next several years. Our solutions and telecommunications services customers can replace our services as their underlying phone contracts with correctional facilities expire. Similarly, AT&T has been gradually exiting the inmate telecommunications business, and we expect our related services will be steadily eliminated in the near future.

Notwithstanding the foregoing developments and the anticipated declining revenue stream associated with our solutions and telecommunication services product lines, we believe that the departure of large industry participants from the direct call provisioning business may present significant opportunities for us and other independent providers in the future. However, we anticipate that contracts to service the facilities will likely be subject to competitive bidding. Moreover, as we seek to secure inmate telecommunications contracts with larger county and state departments of corrections, we may be required to provide multi-million dollar up front payments, surety bonds or guaranteed commissions, as well as incur the cost of equipment and similar costs.

Results of Operations

The following table sets forth, for the three months ended March 31, 2007 and 2008, our results of operations (in thousands).

			Variance
			In Dollars
			Between the
	For the Three Months Ended		Three Months
			Ended
	March 31,	March 31,	March 31,	%
	2007	2008	2007 and 2008	Change
	(Unaudited)	(Unaudited)
Revenue:
Direct call provisioning	$90,770	$84,478	$(6,292)	(7)
Solutions services	10,422	6,837	(3,585)	(34)
Offender management software	-	4,190	4,190	100
Telecommunications services	2,366	1,423	(943)	(40)
Equipment sales and other	101	185	84	(83)
Total revenue	103,659	97,113	(6,546)	(6)
Expenses:
Cost of service	79,569	72,564	(7,005)	(9)
Selling, general and administrative	13,397	16,088	2,691	20
Restructuring costs	-	224	224	100
Depreciation and amortization	8,485	8,598	113	1
Total operating costs and expenses	101,451	97,474	(3,977)	(4)
Operating income (loss)	$2,208	$(361)	$(2,569)	(116)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

The corrections industry, which includes the inmate calling and offender management software markets, is and can be expected to remain highly competitive.  We compete directly with numerous other suppliers of inmate call processing systems and other corrections related products (including our own telecommunications and solutions service provider customers) that market their products to our same customer base.

Revenues.  Compared to the first quarter of the prior year, consolidated revenues decreased $6.5 million, or 6.3%, to $97.1 million due primarily to the loss of contracts with the Pennsylvania and Alabama Department of Corrections and due to the continuing decline in our telecommunications services and solutions services segments. Our offender management software segment became part of our consolidated results of operations after our acquisition of Syscon on June 29, 2007.  The primary components of the decrease in revenues are discussed below:

Direct call provisioning revenues decreased $6.3 million, or 6.9%, to $84.5 million primarily due to:

-

A reduction of $4.0 million due to the transition of the State of Pennsylvania interim contract to a competitor who was awarded the long-term contract in 2006. We began serving the State of Pennsylvania on an interim basis in late April 2006 as a result of Verizon’s desire to exit their existing contract. The interim contract generated approximately $1.2 million per month of revenue and expired in 2007.

-	A reduction of $3.4 million as a result of the loss of prime business contracts with the Alabama Department of Corrections and the Kansas Department of Corrections.

-

The offsetting increase of $1.1 million was due primarily to new prime business contracts won from competitors, net of accounts not renewed and the implementation of tighter credit controls. The newly-installed State of Florida Department of Corrections contract generated $3.1 million for the quarter ended March 31, 2008. Additionally, we installed the State of Arizona in April 2008, and we expect this account to generate $6.0 million of annual revenue. We expect to install Cook County, Illinois in third quarter and we expect this account to generate approximately $10 million of annual revenues.  Historically in our direct provisioning business, the first quarter of the year is the best seasonal quarter for revenue. However, given the recent economic downturn, we have exercised tighter credit policies contributing to the decrease in our overall revenues.

Solutions services revenues decreased by $3.6 million, or 34.4%, to $6.8 million. Solutions services revenues declined primarily due to terminations of service by Global Tel*Link as its underlying facility contracts expired. Because we believe Global Tel*Link will continue to eliminate our services as contracts expire, we expect solutions services revenues to decline by $1.0 million to $2.0 million per quarter for the next several quarters.

Offender management software revenues of $4.2 million are now part of our consolidated results of operations as a result of the acquisition of Syscon on June 29, 2007. As required by Financial Accounting Standards Board Statement No. 141, Emerging Issues Task Force No. 01-3, and related rules, Syscon’s balance sheet reflects fair values of assets and liabilities on the acquisition date. Consequently, we valued Syscon’s customer contracts and related deferred revenues, which will impact the amount of revenue and profit that we will be able to recognize prospectively. As a result, during the three months ended March 31, 2008, for our offender management segment, our revenues and operating profit were $0.8 million lower than would have been reported had no acquisition occurred, representing the current period amortization of contracts acquired. The majority of our offender management revenues are currently associated with our ongoing implementation of our software for Her Majesty’s Prison Service in the United Kingdom, through a sub-contracting agreement with Electronic Data Systems, Inc. We expect revenue to increase from this contract in the upcoming quarters based on recent communications by Her Majesty’s Prison Service to our representatives, and a significant ramp up began during the first quarter of 2008.

Telecommunications services revenues decreased by $0.9 million, or 39.9%, to $1.4 million primarily attributable to accounts that we did not retain upon contract renewal or accounts that converted to direct provisioning revenue. We have not retained a significant amount of our telecommunications services contracts upon renewal because our focus on growing our direct provisioning business. The departure of some of our large customers from the inmate telecommunications market and resulting sale of those businesses to our competitors contributed to the decline. We expect the significant decline in telecommunication services revenue to continue, although at a more gradual rate, through 2008.

Although the recent economic downturn has not noticeably impacted our direct call provisioning, solutions, offender management or telecommunications services performance, it is likely we will see a deterioration in revenue if the severity of the downturn in the economy intensifies.

Equipment sales and other services revenues represented a minor component of our total revenues.

Cost of Service. Compared to the first quarter of the prior year, cost of service decreased $7.0 million, or 8.8%, to $72.6 million. The decrease was due primarily to decreased revenues and lower bad debt expense, offset by the expenses related to the offender management software segment acquired in June 2007. A comparison of the components of our business segment gross margins is provided below:

	For The Three Months		For The Three Months
	Ended March 31,		Ended March 31,
(Dollars in thousands)	2007		2008
	(Unaudited)		(Unaudited)
Direct call provisioning
Revenue	$90,770		$84,478
Cost of service	71,203	78.4%	64,767	76.7%
Segment gross margin	$19,567	21.6%	$19,711	23.3%
Solutions services
Revenue	$10,422		$6,837
Cost of service	7,228	69.4%	4,313	63.1%
Segment gross margin	$3,194	30.6%	$2,524	36.9%
Offender management software
Revenue	$-		$4,190
Cost of service	-	-	2,665	63.6%
Segment gross margin	$-	-	$1,525	36.4%
Telecommunications services
Revenue	$2,366		$1,423
Cost of service	1,052	44.5%	641	45.0%
Segment gross margin	$1,314	55.5%	$782	55.0%
Equipment sales and other
Revenue	$101		$185
Cost of service	86	85.1%	178	96.2%
Segment gross margin	$15	14.9%	$7	3.8%

Operating costs are a substantially higher component of revenues in the direct call provisioning, solutions services, and offender management software business than in the telecommunications services and equipment sales businesses.

Cost of service in our direct provisioning business as a percentage of revenue decreased to 76.7% from 78.4% primarily due to lower bad debt expense. Bad debt expense was 28% lower in 2008 due to a shift in revenues to our prepaid platforms, tighter credit policies and other strategic initiatives implemented during 2007 to reduce our bad debt exposure. We expect to generate further benefit in 2008 through operating efficiencies gained from our new packet-based architecture, network optimization and other initiatives that we believe will reduce our cost structure over the long term; however, with the recent economic downturn, bad debt expense may increase in the future.

Cost of service in our solutions segment as a percentage of our revenue decreased to 63.1% from 69.4% as a result of our bad debt savings initiatives. Cost of service is a more volatile component of solutions services relative to our other business units because most of the cost is comprised of bad debt expense. As noted above, with the recent economic downturn, bad debt may increase in the future.

Cost of service in our offender management software segment as a percentage of revenue is 63.6% and primarily represents salaries and related costs of employees and contractors who provide technological services to develop, customize or enhance the software for our clients.

Cost of service in our telecommunications segment as a percentage of revenue increased to 45.0% from 44.5% due to a shift in profitability of the remaining accounts in service and the relative profitability of those accounts de-installed over the last year.

Cost of service in our equipment sales and other segment increased as a percentage of revenue to 96.2% from 85.1%, which is reflective of the gross margin received on sales during the quarter ended March 31, 2008.

SG&A. SG&A expenses of $16.1 million were $2.7 million, or 20.1%, higher than the prior year quarter. The increase in expense was due primarily to the addition of Syscon and $0.7 million higher legal costs incurred in 2008 as compared to the first quarter of 2007 primarily from several intellectual property lawsuits.

Restructuring Costs. Restructuring charges of $0.2 million were incurred during the first quarter of 2008 related to the realignment of our field service organization because of efficiencies gained from our new packet-based architecture, which we began to install in 2006 and will continue to install as customer contracts are renewed.

Depreciation and Amortization Expenses. Depreciation and amortization expenses of $8.6 million were $0.1 million, or 1.2%, higher than the prior year quarter. Depreciation and amortization for the first quarter 2008 includes $1.0 million related to Syscon operations associated primarily with the write-up of Syscon’s assets to fair market value as of the acquisition date. Additionally, the increase was attributable to depreciation and amortization related to 2007 and 2008 additions to property and equipment and intangible assets, offset by lower amortization of intangibles related to the Evercom acquisition that became fully amortized in 2007.

Interest and Other Expenses, net. Interest and other expenses were $7.2 million and $10.2 million for the three months ended March 31, 2007 and 2008, respectively. The 41.1% increase relates primarily to the increasing principal on the Senior Subordinated notes due to interest being paid-in-kind and interest expense on the $40 million 11% Second-priority Senior Secured Notes due 2011 issued on June 29, 2007. Additionally, we experienced a foreign exchange transaction loss of $1.0 million for the three month period ended March 31, 2008.

Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2007 was $0.4 million compared to a benefit of $0.6 million for the three months ended March 31, 2008. The Company recognized a tax benefit as a result of net operating losses in Canada.

Liquidity and Capital Resources

The Company’s principal liquidity requirements are to service and repay our debt and meet our capital expenditure and operating needs. We are significantly leveraged. As of March 31, 2008, we had $277.1 million in total debt outstanding before considering $2.9 million of original issue discount on our Second-Priority Senior Secured Notes and $2.4 million of fair value attributable to warrants issued in connection with our Senior Subordinated debt financing, both of which are reflected as discounts to outstanding long-term debt in our condensed consolidated financial statements (see additional information on our long and short term debt under "Debt and Other Obligations" below). As of March 31, 2008, we had unused capacity of $16.6 million under our working capital facility and a total stockholders’ deficit of $100.1 million. As of May 12, 2008, we had unused capacity of $19.5 million under our working capital facility.

The indenture for our Second-priority Senior Secured Notes requires us to maintain a Credit Facility Coverage Ratio above 1.75. This financial covenant is calculated by dividing Credit Facility Cash Flow by Credit Facility Interest Expense (each as defined in the indenture) and is calculated on a pro forma basis for the impact of acquisitions, such as our acquisition of Syscon in June 2007. The indenture provides that two consecutive quarters of non-compliance with the Credit Facility Coverage Ratio will cause a default. The definition of the Credit Facility Coverage Ratio provides that the proceeds from equity we issue are added to Credit Facility Cash Flow. We issued $10.2 million of Series A Redeemable Convertible Preferred Stock to our stockholders in December 2007, in part to avoid a default under the indenture.  We were in full compliance with our credit facilities covenants as of March 31, 2008 and expect to be for the full year and expect to meet all of our obligations as they become due through the first quarter of 2009.

Cash Flows

Our cash flow from operations is primarily attributable to the operations of our direct call provisioning business which represents 87% of our revenues for the three months ended March 31, 2008. The level of our cash flow depends on multiple factors, including contract renewals and new business, as well as growth in inmate populations. Our net cash used in operating activities is also affected by the level of our operating and other expenses.

The following table provides cash flow data for the three months ended March 31, 2007 and 2008:

	For the Three	For the Three
	Months Ended	Months Ended
(Dollars in thousands)	March 31,	March 31,
	2007	2008
	(Unaudited)
Net cash used in operating activities	$(1,870)	$(6,374)
Net cash used in investing activities	$(4,984)	$(4,073)
Net cash provided by financing activities	$6,732	$9,238

Cash Flows for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Net cash used in operating activities for the three months ended March 31, 2008, consisted primarily of $8.2 million of operating income before considering non-cash expenses, such as $8.6 million of depreciation and amortization, offset by $10.8 million of cash paid for interest and $3.8 million of working capital use. Net cash used in operating activities for the three months ended March 31, 2007, consisted primarily of $10.7 million of operating income before considering non-cash expenses such as $8.5 million of depreciation and amortization, offset by $8.6 million for cash paid for interest expense and $3.8 million of working capital use. The working capital fluctuations were due to short-term month-end timing of certain normal operating receipts and disbursements and scheduled annual prepaid commission advances to certain facilities.

Cash used in investing activities was $5.0 million and $4.1 million for the three months ended March 31, 2007 and 2008, respectively. The $4.1 million was utilized for investments in equipment and intangibles to maintain and grow the direct call provisioning business. The decline in spending from 2007 was principally due to savings associated with the deployment of our new packet-based architecture to new or renewal business in 2008.

Cash provided by financing activities was $6.7 million and $ 9.2 million for the three months ended March 31, 2007 and 2008, respectively. The $9.2 million primarily relates to $5.3 million in net draws on the Company's revolving credit facility for short term operational needs and a benefit from a timing difference in outstanding checks. As of May 12, 2008, there were $7.4 million of borrowings under the revolving credit facility.

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

Debt and other Obligations

Revolving Credit Facility — We have a revolving credit facility with a syndicate of banks and other lending institutions with a borrowing base limitation equal to 80% of “eligible receivables” and 50% of inventory, as defined in the credit agreement.  The revolving credit facility provides for financing on a revolving basis of up to $30.0 million and a $22.5 million letter of credit facility that expires on September 9, 2009.  Letters of credit outstanding reduce our availability to the extent they exceed $10.0 million and the borrowing base collateral, as defined by the revolving credit facility, principally comprised of receivables and inventory less defined reserves, falls below $40 million. Subject to certain adjustments, our maximum permitted annual capital expenditures are $22.0 million for the year ended December 31, 2008. Amounts unused under the revolving credit facility are subject to a fee, due quarterly, based on a per annum rate of 0.375%.  Advances bear simple interest at an annual rate at an option equal to one of the following, (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2.0%. Interest is payable following the end of each calendar quarter. Advances received on the revolving credit facility bore interest at our option using the prime rate, which was 7.25% and 5.25% at December 31, 2007 and March 31, 2008, respectively, as well as an advance of $7.0 million based on the Eurodollar Rate which was 6.97% as of December 31, 2007 and 4.73% as of March 31, 2008. We draw from the available credit on the Revolver to cover normal business cash requirements.  As of December 31, 2007 and March 31, 2008, we had $19.5 million and $16.6 million, respectively, of borrowing availability under the Revolver.

Second-priority Senior Secured Notes — We have $194.0 million of 11% Second-priority Senior Secured Notes outstanding, $154.0 of which were issued on September 9, 2004 at a discount of $3.6 million, or 97.651%, and $40.0 million of which were issued on June 29, 2007 at a discount of $0.9 million, or 97.651%, of face value. The 2007 notes were issued to finance the Syscon acquisition.

All $194.0 million of principal is due September 9, 2011. To the extent we generate excess cash flow (as defined in the indenture) in any calendar year, we are required by the Second-priority Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 104% of face value.  No excess cash flow payment was due for the year ended December 31, 2007 because no excess cash flow was generated.  Interest is payable semiannually on March 1 and September 1. The effective interest rate is 11.5% on the Second-priority Senior Secured Notes.

Senior Subordinated Notes — We have $72.8 million of Senior Subordinated Notes outstanding. They are unsecured and subordinate to the revolving credit facility, and bear interest at an annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by our working capital facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated notes. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014. A mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013. In connection with the issuance of the Senior Subordinated Notes, we issued warrants to acquire 51 shares of our common stock at an exercise price of $10 per share to the Senior Subordinated Note holders. As a result, we discounted the face value of the Senior Subordinated Notes by $2.9 million, representing the estimated fair value of the warrants at the time of issuance. During the three months ended March 31, 2008, $3.0 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. The effective interest rate is 18.58% on the Senior Subordinated Notes. In order to enter into additional financing to complete the Syscon acquisition in 2007, we incurred a non-cash consent fee of $0.4 million payable to the Senior Subordinated Noteholders. This fee was added to the principal balance of the Senior Subordinated Notes.

All of our domestic subsidiaries and certain of our foreign subsidiaries (the “Subsidiary Guarantors”) are jointly and severably liable for the working capital facility, Senior Subordinated Notes and Second-priority Senior Secured Notes. The Subsidiary Guarantors are wholly-owned. We have not included separate financial statements of their subsidiaries because of their (a) aggregate assets, liabilities, earnings and equity are presented on a consolidated basis and (b) we believe that separate financial statements and other disclosures concerning subsidiaries are not material to investors.

Our credit facilities contain financial and operating covenants, among other items, that require the maintenance of certain financial ratios, including specified interest coverage ratios, maintenance of minimum levels of operating cash flows (as defined therein), and maximum capital expenditure limitations. These covenants also limit our ability to incur additional indebtedness, make certain payments including dividends to shareholders, invest and divest company assets, and sell or otherwise dispose of capital stock. In the event that we fail to comply with the covenants and restrictions, as specified in the credit agreements, it may be in default, at which time payment of the long term debt and unpaid interest may be accelerated and become immediately due and payable. As of March 31, 2008, we were in compliance with all covenants.

Other Long-Term Liabilities. Other long-term liabilities represent approximately $1.6 million of tenant improvement concessions pertaining to the lease of our primary facility that will be amortized over the life of the lease as prescribed by SFAS No. 13 and FASB Technical Bulletin 88-1. The Company recorded amortization totaling $45,000 for these improvement concessions during the quarter ended March 31, 2007.

Capital Requirements

As of March 31, 2008, our contractual cash obligations and commitments on an aggregate basis were as follows:

	For the twelve months ending March 31,
	2009		2010	2011	2012	2013	Thereafter
Long-term debt (1)	$10,278	*	$-	$-	$194,000	$-	$72,802
Unrecognized tax benefits	-		-	-	-	-	936
Minimum purchase guarantees	1,860		1,860	1,550	-	-	-
Operating leases	2,594		2,408	2,027	1,549	1,365	2,778
Total contractual cash obligations and commitments	$14,732		$4,268	$3,577	$195,549	$1,365	$76,516

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

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of a company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The process of preparing the condensed consolidated financial statements in conformity with GAAP requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenues and expenses. We base these determinations upon the best information available to us during the period in which we are accounting for our results. Our estimates and assumptions could change materially as conditions within and beyond our control change or as further information becomes available. Further, these estimates and assumptions are affected by management’s application of accounting policies. Changes in our estimates are recorded in the period the change occurs. Our critical accounting policies include, among others:

-	revenue recognition and bad debt reserve estimates;

-	goodwill and other intangible assets;

-	accounting for income taxes; and

-	acquisition related assets and liabilities.

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

Our offender management segment is comprised of revenues from licenses of software and related services, which include assistance in implementation, integration, customization, maintenance, training and consulting. Revenue is recognized for software and related services in accordance with Statement of Position (SOP) 81-1, Accounting for Certain Construction Type and Certain Production Type Contracts, SOP 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition.

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

Changes in Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement does not require any new fair value measurements; rather, it applies whenever other accounting pronouncements require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted the provisions of SFAS No. 157 on January 1, 2008 for financial assets and liabilities. Adoption of the standard for financial assets and liabilities on January 1, 2008 did not impact the Company’s accounting measurements but is ultimately expected to result in additional disclosures for both financial and nonfinancial assets and liabilities. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2009 for nonfinancial assets and nonfinancial liabilities. The Company is currently assessing the impact SFAS 157 will have in relation to nonfinancial assets and liabilities on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No.  115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has elected not to adopt the SFAS 159 fair value measurement option nor would the adoption of this Statement have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any noncontrolling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS No. 141R, Business Combinations, is prohibited. Acquisitions accounted for as a business combination that are completed subsequent to January 1, 2009 and thereafter will be impacted by this new standard.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market rate risk for changes in interest rates related to our revolving line of credit. Interest expense on our floating rate debt will increase more than expected if interest rates rise. Our $30.0 million revolving line of credit bears an interest rate equal to one of the following, at our option: (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus

2% and is calculated on amounts borrowed under the facility. The effect of a 10% fluctuation in the interest rate on our revolving line of credit would have had a negligible impact on our interest expense for the three months ended March 31, 2007 and 2008.

ITEM 4. CONTROLS AND PROCEDURES

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

2. Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2000, T-NETIX was named, along with AT&T, in a lawsuit in the Superior Court of King County, Washington, in which two private citizens allege violations of state rules requiring pre-connect audible disclosure of rates as required by Washington statutes and regulations. T-Netix and other defendants successfully obtained dismissal and a "primary jurisdiction" referral in 2002.  In 2005, after several years of inactivity before the Washington Utilities and Transportation Commission, the state telecommunications regulatory agency, T-Netix prevailed at the trial court in securing an Order entering summary judgment on grounds of lack of standing, but that decision was reversed by an intermediate Washington state appellate court in December 2006.  T-Netix’s subsequentPetition for Review by the Washington Supreme Court was denied in January 2008, entitling Plaintiffs to continue to pursue their claims against T-Netix and AT&T. Currently pending before the trial court are motions by Plaintiffs to vacate the prior summary judgment and to reinstate the primary jurisdiction referral, and a second motion by AT&T for summary judgment. T-Netix has opposed the Plaintiffs' motion in part and intends, at the appropriate time, to oppose AT&T's motion as well.  Given the absence of any significant judicial discovery to date, however, we cannotestimate the company's potential exposure or predict the outcome of this dispute.

In September 2004, TIP Systems, LLC and TIP Systems Holdings Co., Inc. (“TIPS”) filed suit in the United States District Court for the Southern District of Texas (Houston Division) against numerous defendants including us. In TIPS, we, along with other inmate telecommunications providers, were alleged to have infringed on patents concerning “cord-free” or “hands-free” inmate phone technology. This lawsuit against us was dismissed on March 1, 2007, when our motion for summary judgment was granted on the issue of non-infringement. TIPS appealed to the U.S. Court of Appeals and oral arguments before the Appellate Court occurred on April 9, 2008; no ruling has yet been made. Additionally, the TIPS entities have filed a lawsuit in the Southern District of Texas against us which alleges substantially similar allegations concerning patent infringement claims for “cord-free” or “hands-free” inmate phone technology. This lawsuit against us was similarly dismissed on January 10, 2008, when our motion for summary judgment was granted on the issues of non-infringement and a finding that Securus was not a proper defendant in the lawsuit. Although TIPS attempted to appeal this Order to the U.S. Court of Appeals, the attempt was premature due to issues that remain pending in the district court case. We cannot predict the likelihood of any outcome at this time.

In October 2003, Value-Added Communications, Inc. (“VAC”) filed suit in the District Court of Dallas County, Texas against T-NETIX for alleged breach of a Patent License Agreement between VAC and T-NETIX (the “License Agreement”). VAC filed the lawsuit seeking, among other things, an interpretation of certain provisions of the License Agreement, a declaration that the License Agreement remains in effect, a license to any of T-NETIX’s improvements to the originally licensed technology, and an award of its attorneys’ fees. T-NETIX filed counter-claims against VAC for, among other things, VAC’s breach of various provisions of the License Agreement including, but not limited to, failure to assign certain improvements in technology that VAC has allegedly developed since 1996. Trial started on January 15, 2008 and went through February 8, 2008. After several days of deliberation, the jury announced that they were hopelessly deadlocked, and the Judge granted a mistrial on February 14, 2008. The new trial is set for August 5, 2008. T-NETIX will continue to proceed against VAC on its affirmative claims for VAC’s failure to assign its improvements and additions and other breaches of the License Agreement and will continue to vigorously defend against VAC’s claim for attorneys’ fees and VAC’s efforts to have the Court declare that the License Agreement remains in effect. We cannot predict the likelihood of any outcome or make a reasonable estimate of range of potential loss at this time.

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

In November 2005, we filed suit in the District Court of Dallas County, Texas, against AGM Telecom Corporation and former employees of our various affiliates, and related individuals, including David McEvilly, George McNitt, Thomas Miller, Steven Capitano, Brian Dietert, AGM Telecom Corporation,

Christopher McNitt, Robert G. Sargeant, James F. Winstead, Pablo Xiques, Henry Chang, and Mie Mie Chang, alleging, among other things, breach of contract and misappropriation of trade secrets. In the lawsuit, various defendants have counterclaimed for alleged violations of the Texas Business & Commerce Code, disparagement, defamation, and tortious interference. Some defendants moved to stay the case and requested the court compel arbitration of the matter, which request was granted, and some defendants filed special appearances objecting to the court’s jurisdiction. In January 2008, the Court granted the special appearances of Sargeant, Winstead and Chang, due to their lack of contacts with Texas and dismissed them from the case. The parties have since agreed to abate the state court litigation and submit all claims between the Company and the remaining defendants to arbitration. The arbitration was filed April 15, 2008. We have denied any wrongdoing with respect to the alleged counterclaims and will vigorously defend each and every counterclaim asserted by the defendants. We cannot predict the likelihood of any outcome at this time.

In October 2006, we filed suit in the U.S. Federal District Court for the Eastern District of Texas against Global Tel*Link Corporation; AGM Telecom Corporation; Inmate Calling Solutions, Inc.; and FSH Communications, LLC for patent infringement of various patents related to the inmate correctional services and telecommunications industry by each such defendant. In November, 2007, Inmate Calling Solutions, Inc. entered into a Settlement Agreement and Mutual Release, and a Patent License Agreement with us, and was dismissed from the suit. We cannot predict the likelihood of any outcome as to the remaining defendants at this time.

In May 2007, Global Tel*Link Corporation (“GTL”) and Verizon Business (“Verizon”) filed formal protest petitions against the Florida Department of Corrections (“FDOC”) (the “Protests”). The Protests challenged FDOC’s intended award to us of a five-year initial term contract for provision of Statewide Inmate Telephone Services. More specifically, the Protests sought entry of recommended and final orders either (1) awarding the contract to the protestors or (2) rejecting all proposals. The Protests were referred to the Florida Division of Administrative Hearings (“DOAH”), and we intervened as a co-respondent with FDOC. Following a formal hearing, DOAH entered a recommended order to approve the intended contract award to us; in turn FDOC adopted the recommendation in its final order. GTL and Verizon appealed the final order and sought a stay to prevent entry of a formal contract between us and FDOC during the appeal. The court denied the stay and the FDOC Contract was executed on September 25, 2007. GTL and Verizon nevertheless have continued to prosecute their appeal. All briefs are filed, and we expect oral argument before the appeals court in late Spring or early Summer 2008.

In May 2007, Global Tel*Link Corporation brought a declaratory judgment action in Montgomery County Circuit Court in Alabama, against the State of Alabama, the Alabama Department of Finance, Isaac Kervin (Director of Purchasing), and T-NETIX,Inc. regarding the Inmate Phone Services contract award. On June 5, 2007, the Judge entered an order that there is a valid, binding contract between the State and GTL and that the State shall fully comply with the contract, and that the effective date of the contract shall be June 1, 2007. On July 16, 2007, the State filed a Motion (and Amended Motion) to Stay Execution Pending Appeal, which the court denied on July 25, 2007. The State filed a Motion to Stay Execution Pending Appeal before the Supreme Court of Alabama on July 30, 2007. T-Netix filed its Joinder in the State’s Motion to Stay on August 1, 2007. The Alabama Supreme Court affirmed the lower court opinion without a written opinion on April 11, 2008. This ruling exhausts our appellate review opportunities on this matter.

In July 2007, Global Tel*Link Corporation filed suit in the Circuit Court of Montgomery County against T-Netix Inc., the State of Alabama, and the Alabama Department of Finance and Alabama Department of Corrections. This proceeding relates to the protest matter in Alabama. We filed a Motion to Dismiss which was denied; however, GTL conceded that several of its claims were not viable, and in its amended complaint included only one count, the intentional interference with business and contractual relations claim. Both parties agreed that the appeal of the Alabama Protest Matter could be dispositive, or at least highly persuasive, of the outcome of this second lawsuit; therefore, the Judge agreed to hold off on setting any scheduling deadlines and recently postponed the trial date of August 4, 2008. The Judge also ordered the parties to mediate the case, but did not specify a deadline. There has not been any activity in this case since the ruling in the companion matter on April 11, 2008. T-Netix has not admitted any wrongdoing and has vigorously denied each and every allegation in the case. No prediction of the likelihood of any outcome or reasonable estimate of range of potential loss can be made at this time.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a)  None

(b)  None

ITEM 6. EXHIBITS

See the Exhibit Index beginning on the signature page to this Form 10-Q.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURUS TECHNOLOGIES, INC. (Registrant)

DATE: May 15, 2008	By:	/s/ RICHARD FALCONE
Richard Falcone,
Chairman of the Board, President, and
Chief Executive Officer

DATE: May 15, 2008	By:	/s/ KEITH KELSON
Keith Kelson
Chief Financial Officer

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