Form 10-Q
period 2008-06-30
Securus Technologies, Inc.
filed 2008-08-13
CIK 1320051

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ] Quarterly report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Shares outstanding of each of the registrant’s classes of common stock:

Class	Outstanding at June 30, 2008
Class A Common Stock	604 shares
Class B Common Stock	68,561 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	21
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37
ITEM 4. CONTROLS AND PROCEDURES	37
PART II — OTHER INFORMATION	38
ITEM 1. LEGAL PROCEEDINGS	38
ITEM 1A. RISK FACTORS	40
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	41
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	41
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	41
ITEM 5. OTHER INFORMATION	41
ITEM 6. EXHIBITS	41

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,	June 30,
	2007	2008
		(Unaudited)
ASSETS
Cash and cash equivalents	$2,072	$4,305
Restricted cash	1,535	1,560
Accounts receivable, net	50,788	44,798
Prepaid expenses and other current assets	5,437	7,026
Deferred income taxes	3,034	3,032
Total current assets	62,866	60,721
Property and equipment, net	40,797	37,198
Intangibles and other assets, net	119,427	110,845
Goodwill	69,035	68,159
Total assets	$292,125	$276,923

LIABILITIES , REEDEMABLE, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable	$28,161	$25,120
Due to related party	1,000	3,610
Accrued liabilities	40,188	39,212
Deferred revenue and customer advances	16,674	14,690
Current deferred tax	1,261	1,223
Total current liabilities	87,284	83,855
Deferred income taxes	15,352	14,809
Due to related party	3,510	-
Long-term debt	263,276	274,669
Other long-term liabilities	1,593	1,704
Total liabilities	371,015	375,037

Commitments and contingencies

Series A redeemable convertible preferred stock, $2,000 stated value, total redemption value $10,200 and $10,851 at December 31, 2007 and June 30, 2008; 5,100 shares authorized and outstanding at December 31, 2007 and June 30, 2008	9,971	10,653

Stockholders’ deficit:
Common stock, $0.001 par value, 1,290,000 shares authorized;
677 and 69,165 shares issued and outstanding at December 31, 2007 and June 30, 2008	7	7
Additional paid-in capital	35,620	34,955
Accumulated other comprehensive income	1,935	1,173
Accumulated deficit	(126,423)	(144,902)
Total stockholders’ deficit	(88,861)	(108,767)
Total liabilities, redeemable, convertible preferred stock and stockholders’ deficit	$292,125	$276,923

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2007 and 2008

(Dollars in thousands)

For the Three Months Ended			For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2008	2007	2008
	(unaudited)		(unaudited)
Revenue:
Direct call provisioning	$87,691	$84,727	$178,837	$169,625
Solution services	9,335	6,216	19,934	13,193
Offender management software	-	7,426	-	11,615
Telecommunication services	1,999	1,373	4,365	2,796
Equipment sales and other	139	31	240	216
Total revenue	99,164	99,773	203,376	197,445
Cost of service (exclusive of depreciation and amortization shown separately below):
Direct call provisioning, exclusive of bad debt expense	58,773	57,958	120,065	115,782
Direct call provisioning bad debt expense	11,158	6,876	21,445	14,239
Solutions services expense	6,222	4,006	13,627	8,459
Offender management software expense	-	4,014	-	6,679
Telecommunications services expense	885	846	1,937	1,487
Cost of equipment sold and other	89	19	175	197
Total cost of service	77,127	73,719	157,249	146,843
Selling, general and administrative	14,889	15,886	28,286	31,973
Restructuring costs	614	-	614	224
Depreciation and amortization expense	9,106	8,656	17,591	17,254
Total operating costs and expenses	101,736	98,261	203,740	196,294
Operating income (loss)	(2,572)	1,512	(364)	1,151
Patent litigation settlement, net of expenses	-	(118)	-	(118)
Interest and other expenses, net	7,569	9,389	14,787	19,573
Loss before income taxes	(10,141)	(7,759)	(15,151)	(18,304)
Income tax expense	528	774	894	175
Net loss	(10,669)	(8,533)	(16,045)	(18,479)
Accrued dividends on redeemable convertible preferred stock	-	(335)	-	(683)
Net loss available to common stockholders	$(10,669)	$(8,868)	$(16,045)	$(19,162)

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2007 and 2008

(Dollars in thousands)

	June 30,	June 30,
	2007	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,045)	$(18,479)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,591	17,254
Amortization of fair value of contracts acquired	-	1,829
Deferred income taxes	713	(294)
Non-cash interest expense	5,500	6,063
Equity loss from unconsolidated affiliate	102	-
Stock-based compensation	39	18
Amortization of deferred financing costs and debt discounts	847	1,623
Changes in operating assets and liabilities:
Restricted cash	(37)	(25)
Accounts receivable	1,205	5,906
Prepaid expenses and other current assets	1,179	(1,627)
Intangible and other assets	(653)	(64)
Accounts payable	(4,822)	(6,256)
Accrued liabilities and other liabilities	1,380	(2,729)
Net cash provided by operating activities	$6,999	$3,219

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment including costs of intangibles	$(11,588)	$(8,740)
Cash consideration paid for acquired business	(43,671)	-
Property insurance proceeds	88	-
Net cash used in investing activities	$(55,171)	$(8,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of second-priority senior secured notes	$39,060	$-
Advances on revolving credit facility, net	12,533	4,893
Cash overdraft	868	3,233
Debt issuance costs	(4,920)	-
Advance from or (payment to) related party	5,000	(900)
Net cash provided by financing activities	$52,541	$7,226
Effect of exchange rates on cash and cash equivalents	-	528
Increase in cash and cash equivalents	$4,369	$2,233
Cash and cash equivalents at the beginning of the period	558	2,072
Cash and cash equivalents at the end of the period	$4,927	$4,305

SUPPLEMENTAL DISCLOSURES:
Cash paid during period for:
Interest	$8,772	$11,019
Income taxes	$164	$780
Non-cash consent fee	$400	$-

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Significant Accounting Policies and Practices

Description of Business and Organization

Securus Technologies, Inc. and subsidiaries (“Securus” or the “Company”) provide inmate telecommunications services and software solutions to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities in 47 states and the District of Columbia. Securus also provides offender management and other software solutions to U.S. and foreign correctional facilities and law enforcement agencies. The Company was incorporated in Delaware on January 12, 2004, and on March 3, 2004 and September 9, 2004, the Company acquired all of the outstanding equity interests of T-Netix, Inc. (“T-Netix”) and Evercom Holdings, Inc. (“Evercom”), respectively. On June 29, 2007, the Company acquired Syscon Holdings, Ltd. and certain of its affiliates (“Syscon”). Syscon was included in the results of operations beginning on June 29, 2007.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2008 have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of Securus.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal and recurring nature.  Interim results are not necessarily indicative of the results that may be expected for the year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Securus’ December 31, 2007 Annual Report on Form 10-K, as amended.

Reclassification

Certain amounts in the June 30, 2007 condensed consolidated financial statements have been reclassified to conform to current period presentation. This reclassification had no impact on operating income (loss), net loss, cash flows or the financial position of the Company for the prior periods presented.

Accounting Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period.  Significant items subject to such estimates include the valuation allowances for receivables, accrued telecom expenses, the carrying amount for property and equipment, goodwill, intangible and other assets, and deferred income taxes.  Actual results could differ from those estimates.

On January 1, 2007, the Company reduced its estimate of the useful life of certain telecommunications equipment to reflect the installation, over the next several years, of our packet-based architecture. This change increased net loss by $1.0 million and $0.9 million for the six months ended June 30, 2007 and 2008, respectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, T-Netix, Evercom, and Syscon. All significant intercompany accounts and transactions have been eliminated in consolidation.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities for the expected future tax consequences of transactions and events are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company’s unrecognized tax benefits as of June 30, 2008 amounted to $1.0 million, including interest and penalties of $0.1 million. The amount of unrecognized tax benefits that would impact the effective rate, if recognized, would be $70,000. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

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

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the quarter ended and year to date June 30, 2008, the Company recognized $20,000 in potential interest with respect to unrecognized tax benefits.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement does not require any new fair value measurements; rather, it applies whenever other accounting pronouncements require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted the provisions of SFAS No. 157 on January 1, 2008 for financial assets and liabilities. Adoption of the standard for financial assets and liabilities on January 1, 2008 did not impact the Company’s accounting measurements but is ultimately expected to result in additional disclosures for both financial and nonfinancial assets and liabilities. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2009 for nonfinancial assets and nonfinancial liabilities. The Company is currently assessing the impact SFAS No. 157 will have in relation to nonfinancial assets and liabilities on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No.  115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No.159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has elected not to adopt the SFAS No. 159 fair value measurement option nor would the adoption of this Statement have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any noncontrolling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS No. 141R is prohibited. Acquisitions accounted for as a business combination that are completed January 1, 2009 and thereafter will be impacted by this new standard.

Appointment of Principal Officers

On June 11, 2008, the Company entered into an agreement with Mr. Richard A. Smith to appoint him as the Chief Executive Officer and elect him as a member of the Company’s Board of Directors, effective on June 23, 2008. Mr. Richard Falcone resigned as Chief Executive Officer on June 23, 2008 but will remain as Chairman of the Board of Directors until January 5, 2009.

Mr. Smith’s employment agreement will extend through July 1, 2012 and provides that Mr. Smith will be granted 57,072.61 shares of Class B Common Stock, subject to the vesting requirements in his restricted stock agreement.

On June 20, 2008, the Company entered into an agreement with Mr. William D. Markert to appoint him as Chief Financial Officer, effective June 30, 2008. Mr. Markert’s employment agreement extends through July 1, 2012 and provides that Mr. Markert will receive 11,414.52 shares of the Company’s Class B Common Stock, subject to the vesting requirements in his restricted stock agreement.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that certain items such as foreign currency translation adjustments and unrealized gains and losses on certain derivative instruments classified as a hedge be presented as separate component of shareholders’ equity.  Total comprehensive loss for the three months ended June 30, 2007 and 2008 was $10.7 million and $8.3 million, respectively. Total comprehensive loss for the six months ended June 30, 2007 and 2008 was $16.0 million and $19.2 million, respectively.

Note 2 – Mergers and Acquisitions

On June 29, 2007, the Company acquired all of the outstanding capital stock of Syscon pursuant to a Stock Purchase Agreement dated April 11, 2007 (“Purchase Agreement”). The initial consideration for Syscon’s capital stock was $41 million in cash and 45.6 shares of Securus Common Stock, subject to a working capital adjustment. In addition, the Company agreed to pay up to an additional $7 million after each of the first three 12 month periods after the closing date if Syscon’s revenues exceeded certain thresholds and the former stockholder still remained an employee.  These additional payments, if made, will be reflected as compensation expense in the statement of operations.  No additional consideration was recognized as of June 30, 2008 as the revenue threshold related to the first 12 month period was not met.

Pursuant to the Purchase Agreement, Syscon’s previous stockholder left $5.0 million of cash in Syscon’s bank accounts upon the closing of the Syscon acquisition. The Company agreed to pay Syscon’s previous stockholder up to $5.0 million as Syscon generates Net Cash Flow (as defined in the Purchase Agreement).  Approximately $0.4 million was paid in 2007, $0.9 million was paid during the six months ended June 30, 2008, and the remaining $3.6 million is expected to be paid within the next year.

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

The following unaudited pro forma combined amounts give effect to the acquisition of Syscon as if the acquisition had occurred on January 1, 2007. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period or of results which may occur in the future.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2007
Total revenue	$105,041	$214,059
Net loss	$(12,325)	$(18,824)

Note 3 – Balance Sheet Components

Accounts receivables, net consist of the following (in thousands):

	December 31,	June 30,
	2007	2008
		(Unaudited)
Accounts receivable, net:
Trade accounts receivable	$59,684	$51,287
Advance commissions receivable	2,347	1,411
Other receivables	263	223
	62,294	52,921
Less allowance for doubtful accounts	(11,506)	(8,123)
	$50,788	$44,798

At December 31, 2007 and June 30, 2008, the Company had advanced commissions to certain facilities totaling $2.3 million and $1.4 million, respectively, which are recoverable from such facilities as a reduction of earned commissions for specified monthly amounts. Amounts included in the accounts receivable represent the estimated recoverable amounts during the next fiscal year.

Direct call provisioning bad debt expense for the three and six months ended June 30, 2007 was $11.2 million, or 12.8%, and $21.4 million, or 12.0%, respectively, of direct call provisioning revenue of $87.7 million and $178.8 million. Direct call provisioning bad debt expense for the three and six months ended June 30, 2008 was $6.9 million, or 8.1%, and $14.2 million, or 8.4%, respectively, of direct call provisioning revenue of $84.7 million and $169.6 million.

Property and equipment, net consists of the following (in thousands):

	December 31,	June 30,
	2007	2008
		(Unaudited)
Property and equipment, net:
Telecommunications equipment	$58,302	$60,757
Leasehold improvements	3,555	3,981
Construction in progress	4,639	4,185
Office equipment	15,721	16,624
	82,217	85,547
Less accumulated depreciation and amortization	(41,420)	(48,349)
	$40,797	$37,198

Intangibles and other assets, net consist of the following (in thousands):

	December 31, 2007
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$25,240	$(6,952)	$18,288	10.2
Deferred financing costs	14,275	(3,585)	10,690	6.1
Capitalized software development costs	23,900	(11,021)	12,879	3.9
Custom software development costs	8,115	(406)	7,709	10.0
Acquired contract rights	99,098	(32,997)	66,101	9.5
Deposits and long-term prepayments	2,089	-	2,089
Non-compete and employee agreements	1,909	(238)	1,671	4.6
	$174,626	$(55,199)	$119,427

	June 30, 2008 (Unaudited)
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$25,223	$(7,788)	$17,435	9.1
Deferred financing costs	14,309	(4,771)	9,538	6.1
Capitalized software development costs	25,681	(12,711)	12,970	4.5
Custom software development costs	8,052	(850)	7,202	10.0
Acquired contract rights	99,970	(40,031)	59,939	9.7
Deposits and long-term prepayments	2,369		2,369
Non-compete and employee agreements	1,852	(460)	1,392	4.3
	$177,456	$(66,611)	$110,845

At December 31, 2007 and June 30, 2008, the carrying amount of trademarks assigned to patents and trademarks that were not subject to amortization was $2.8 million.

Amortization expense for the three and six months ended June 30, 2007 was $4.6 million (of which $0.3 million was included in interest expense), and $9.2 million (of which $0.5 million was included in interest expense), respectively. Amortization expense for the three and six months ended June 30, 2008 was $4.8 million (of which $0.6 million was included in interest expense), and $9.6 million (of which $1.2 million was included in interest expense), respectively. Estimated amortization expense related to intangibles and other assets, excluding deferred financing costs, the fair value of acquired Syscon in-process operating contracts and other assets, at June 30, 2008, and for each of the next five years through June 30, 2013, and thereafter, is summarized as follows (in thousands):

Period ending June 30	(unaudited)
2009	$17,682
2010	16,242
2011	12,311
2012	10,591
2013	10,306
Thereafter	27,174
$94,306

The fair value of Syscon’s in-process operating contracts and customer agreements acquired of $5.2 million will be amortized against revenue over the remaining life of the contracts using the percentage of completion method of accounting in accordance with EITF No. 01-3, Accounting in a Business Combination for Deferred Revenue of an Acquiree, which is estimated to be over the next 18 months from the date of acquisition. As of June 30, 2008, $3.2 million was amortized. The fair value represents the remaining amount to be billed under the acquired contractual obligations reduced by the estimated direct and indirect costs to complete and an allowance for the normal profit margin related to the activities to be performed.

Accrued liabilities consist of the following (in thousands):

	December 31,	June 30,
	2007	2008
		(Unaudited)
Accrued expenses	$24,849	$24,461
Accrued compensation	5,507	5,495
Accrued facility exit costs	321	261
Accrued taxes	2,240	1,777
Accrued interest and other	7,271	7,218
	$40,188	$39,212

Restructuring charges of $0.2 million were incurred and paid during the first quarter of 2008 related to the realignment of our field service organization because of efficiencies gained from our packet-based architecture, which we began to install in 2006 and will continue to install as customer contracts are renewed. No restructuring charges were incurred during the second quarter of 2008.

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

Note 4 – Goodwill

Goodwill allocated to our reportable segments is summarized as follows (in thousands):

		Offender
	Direct Call	Management
	Provisioning	Software	Total
Balance at December 31, 2006	$37,936	$-	$37,936
Goodwill allocation in connection with Syscon acquisition	-	28,948	28,948
Foreign currency translation	-	2,151	2,151
Balance at December 31, 2007	$37,936	$31,099	$69,035
Foreign currency translation	-	(876)	(876)
Balance at June 30, 2008	$37,936	$30,223	$68,159

Note 5 – Debt

Debt consists of the following (in thousands):

	December 31,	June 30,
	2007	2008
		(Unaudited)
Revolving credit facility	$5,000	$9,893
Second-priority senior secured notes	194,000	194,000
Senior subordinated notes	69,834	75,897
	268,834	279,790
Less unamortized discount on senior secured notes and senior subordinated notes	(5,558)	(5,121)
	$263,276	$274,669

Revolving Credit Facility — The Company has a revolving credit facility with a syndicate of banks and other lending institutions with a borrowing base limitation equal to 80% of “eligible” receivables and 50% of “eligible” inventory, as defined in the credit agreement.  The revolving credit facility provides for financing on a revolving basis of up to $30.0 million and a $22.5 million letter of credit facility that expires on September 9, 2009.  Letters of credit outstanding reduce the Company’s availability to the extent they exceed $10.0 million and the borrowing base collateral falls below $40 million. The borrowing base collateral is principally comprised of receivables and inventory less defined reserves. Subject to certain adjustments, the Company’s maximum permitted annual capital expenditures are $22.0 million for the year ended December 31, 2008. Amounts unused under the revolving credit facility are subject to a fee, due quarterly, based on a per annum rate of 0.375%.  Advances bear simple interest at an annual rate at an option equal to one of the following, (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2.0%. Interest is payable following the end of each calendar quarter. Advances received on the revolving credit facility bore interest at the Company’s option using the prime rate, which was 7.25% and 5.00% at December 31, 2007 and June 30, 2008, respectively, and advances based on the Eurodollar Rate bore interest of 6.97% and 4.48% as of December 31, 2007 and June 30, 2008, respectively. The Company draws from the available credit on the Revolver to cover normal business cash requirements.  As of December 31, 2007 and June 30, 2008, the Company had $19.5 million and $11.5 million, respectively, of borrowing availability under the Revolver.

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

Senior Subordinated Notes — On September 9, 2004, the Company issued $40.0 million of Senior Subordinated Notes, unsecured and subordinate to the revolving credit facility, that bear interest at an annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by our revolving credit facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated notes. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013. In connection with the issuance of the Senior Subordinated Notes, the Company issued warrants to acquire 51 shares of our Common Stock at an exercise price of $10 per share to the Senior Subordinated Note holders. As a result, the Company discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance. Proceeds obtained from the issuance of the Senior Subordinated Notes were used to finance the acquisition of Evercom, repay outstanding long-term debt obligations, and for general operating purposes. During the six months ended June 30, 2008, $6.1 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. The effective interest rate is 18.54% on the Senior Subordinated Notes. In order to enter into additional financing to complete the Syscon acquisition in 2007, the Company incurred a non-cash consent fee of $0.4 million payable to the Senior Subordinated Noteholders. This fee was added to the principal balance of the Senior Subordinated Notes.

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

The Company’s credit facilities contain financial and operating covenants, among other items, that require the maintenance of certain financial ratios, including specified interest coverage ratios, maintenance of minimum levels of operating cash flows (as defined), and maximum capital expenditure limitations. These covenants also limit the Company’s ability to incur additional indebtedness, make certain payments including dividends to shareholders, invest and divest company assets, and sell or otherwise dispose of capital stock. In the event that the Company fails to comply with the covenants and restrictions, as specified in the credit agreements, it may be in default, at which time payment of the long term debt and unpaid interest may be accelerated and become immediately due and payable. In December 2007, the Company issued $10.2 million of Series A Redeemable Convertible Preferred Stock primarily to the Company’s majority stockholder, H.I.G. T-Netix, Inc. (“H.I.G.”), to avoid a default under the indenture for its 11% Second-priority Senior Secured Notes. There is no guarantee that the proceeds of the issuance will prevent a future default under our credit facilities. Based on our current and expected level of operations, we believe our cash flow from operations, available cash and available borrowings under our $30.0 million working capital facility will be adequate to make required capital expenditures and to service our indebtedness and meet our other working capital needs for at least twelve months from our balance sheet dated June 30, 2008. We cannot assure you, however, that our available sources of cash will be sufficient to enable us to make such capital expenditures, service our indebtedness or to fund our other working capital needs. Further, in the event we wish to make additional acquisitions, we may need to seek additional financing. As of December 31, 2007 and June 30, 2008, the Company was in compliance with all covenants.

Note 6 – Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes standards for reporting operating segments in annual financial statements. SFAS No. 131 also establishes standards for disclosures about products and services, geographic areas and major customers.

The Company has chosen to organize the enterprise around differences in products and services. The Company has five reportable segments: Direct Call Provisioning, Solutions Services, Telecommunications Services, Offender Management Software and Equipment Sales. Through these segments, the Company provides inmate telecommunication products and services for correctional facilities, including security enhanced call processing, call validation and billing services for inmate calling, and software solutions to manage and monitor inmate, parole and probation activity. Depending upon the contractual relationship at the site and the type of customer, the Company provides these products and services primarily through direct contracts between the Company and correctional facilities. A smaller portion of our business is provided through wholesale service agreements with other telecommunications service providers and system sales to certain telecommunications providers.

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

Segment information for the six months ended June 30, 2007 (unaudited) is as follows (in thousands):

	Direct		Offender		Equipment
	Call	Solutions	Management	Telecommunications	Sales	Corporate
	Provisioning	Services	Software	Services	& Other	& Other	Total
Revenue from external customers	$178,837	$19,934	$-	$4,365	$240	$-	$203,376
Segment gross margin	$37,327	$6,307	$-	$2,428	$65	$-	$46,127
Depreciation and amortization	16,184	562	-	783	-	62	17,591
Other operating costs and expenses	4,191	186	-	-	-	24,523	28,900
Operating income (loss)	$16,952	$5,559	$-	$1,645	$65	$(24,585)	(364)
Interest and other expenses, net							14,787
Segment loss before income taxes							(15,151)
Capital expenditures	$11,549	$-	$-	$-	$-	$39	$11,588
June 30, 2007:
Total assets	$211,032	$18,045	$67,344	$1,170	$-	$25,434	$323,025
Goodwill	$37,936	$-	$26,306	$-	$-	$-	$64,242

Segment information for the six months ended June 30, 2008 (unaudited) is as follows (in thousands):

	Direct		Offender		Equipment
	Call	Solutions	Management	Telecommunications	Sales	Corporate
	Provisioning	Services	Software	Services	& Other	& Other	Total
Revenue from external customers	$169,625	$13,193	$11,615	$2,796	$216	$-	$197,445
Segment gross margin	$39,604	$4,734	$4,936	$1,309	$19	$-	$50,602
Depreciation and amortization	14,288	982	1,922	-	-	62	17,254
Other operating costs and expenses	2,509	161	4,128	-	-	25,399	32,197
Operating income (loss)	$22,807	$3,591	$(1,114)	$1,309	$19	$(25,461)	1,151
Interest and other expenses, net							19,455
Segment loss before income taxes							(18,304)
Capital expenditures	$8,277	$-	$59	$-	$-	$404	$8,740
June 30, 2007:
Total assets	$189,427	$11,847	$58,648	$4,485	$8	$12,508	$276,923
Goodwill	$37,936	$-	$30,223	$-	$-	$-	$68,159

Segment information for the three months ended June 30, 2007 (unaudited) is as follows (in thousands):

	Direct			Equipment
	Call	Solutions	Telecommunications	Sales	Corporate
	Provisioning	Services	Services	& Other	& Other	Total
Revenue from external customers	$87,691	$9,335	$1,999	$139	$-	$99,164
Segment gross margin	$17,760	$3,113	$1,114	$50	$-	$22,037
Depreciation and amortization	8,553	281	241	-	31	9,106
Other operating costs and expenses	2,066	112	-	-	13,325	15,503
Operating income (loss)	$7,141	$2,720	$873	$50	$(13,356)	(2,572)
Interest and other expenses, net						7,569
Segment loss before income taxes						(10,141)
Capital expenditures	$6,480	$-	$-	$-	$36	$6,516

Segment information for the three months ended June 30, 2008 (unaudited) is as follows (in thousands):

	Direct		Offender		Equipment
	Call	Solutions	Management	Telecommunications	Sales		Corporate
	Provisioning	Services	Software	Services	& Other		& Other	Total
Revenue from external customers	$84,727	$6,216	$7,426	$1,373	$31		$-	$99,773
Segment gross margin	$19,893	$2,210	$3,412	$527	$12	$		$26,054
Depreciation and amortization	7,334	330	960	-	-		32	8,656
Other operating costs and expenses	161	-	2,123	-	-		13,602	15,886
Operating income (loss)	$12,398	$1,880	$329	$527	$12		$(13,634)	1,512
Interest and other expenses, net								9,271
Segment loss before income taxes								(7,759)
Capital expenditures	$4,237	$-	$34	$-	$-		$396	$4,667

Note 7 - Redeemable Convertible Preferred Stock

As of June 30, 2008, the Company had 5,100 shares of Series A Redeemable Convertible Preferred Stock (“Preferred Stock”), which was issued in December 2007. Each share of the Preferred Stock has a stated value of $2,000 and accrues dividends annually at 12.5% of the stated value. The Preferred Stock has a liquidation preference equal to the greater of its per share purchase price plus any accrued but unpaid dividends and the amount the holder would receive if such share were converted to shares of common stock. At the election of the Board of Directors, the Company may redeem pro rata from all holders of Preferred Stock at any time on or after January 1, 2010, some or all of the shares outstanding on the date of redemption. The redemption price will be equal to the greater of the liquidation amount or the fair market value as of the redemption date.

Each share of Preferred Stock initially was convertible into one share of common stock but such conversion ratio was to be adjusted for certain events. If the Company did not achieve $45 million of Credit Facility Cash Flow (as defined in the Certificate of Designation for the Preferred Stock) for the twelve months ended June 30, 2008, the holders would have the right to convert each share of Preferred Stock into 200 shares of Common Stock, as adjusted for certain events. For the twelve month period ended June 30, 2008, the Company did not achieve the $45 million threshold for the Credit Facility Cash Flow as designated in the Certificate of Designation. As a result, each share of Preferred Stock is now convertible into 200 shares of Common Stock, as adjusted for certain events. The intrinsic value of the conversion option was zero as the fair value of the Common Stock was less than the conversion price at the commitment date.

The Preferred Stock was issued in part to avoid a financial covenant default under the Company’s indenture for the 11% Second-Priority Senior Secured Notes (See Note 5), and the Company’s majority stockholder, H.I.G., purchased substantially all of the shares of Preferred Stock for approximately $10.2 million. The proceeds from the purchase were applied to earnings in determining compliance with the covenants in the indenture for the quarters ended December 31, 2007 through June 30, 2008. The Company accrues dividends on the Preferred Stock; however the Company’s credit facilities contain financial and operating covenants which limit the ability to make dividend payments to shareholders. As of June 30, 2008, the Company had accrued but unpaid dividends of $0.7 million for the Series A Preferred Stock.

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

As of June 30, 2008, 604.0 shares of Class A Common Stock were issued and outstanding and 68,560.62 shares of the Class B Common Stock were outstanding. Shares of Class B Common Stock are subject to vesting as described below. Other than provisions related to vesting and a $57,000 per share liquidation preference for the Common Stock, holders of the shares of Common Stock and Class B Common Stock have identical rights and privileges. The Company’s credit facilities substantially restrict the ability to pay dividends to holders of common stock.

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

On June 11, 2008, the Company entered into an agreement with Mr. Richard A. Smith to appoint him as the Chief Executive Officer and elect him as a member of the Company’s Board of Directors. Mr. Smith was granted 57,072.61 shares of Class B Common Stock.

On June 20, 2008, the Company entered into an agreement with Mr. William Markert to appoint him as Chief Financial Officer, effective June 30, 2008. Mr. Markert’s employment agreement extends through July 1, 2012 and provides that Mr. Markert will receive 11,414.52 of restricted shares of the Company’s Class B Common Stock.

As of June 30, 2008, 68,560.62 shares of Class B Common Stock were issued under the 2004 Restricted Stock Purchase Plan. Of this amount, (a) 57,072.61 of these shares were issued to our new Chief Executive Officer (b) 11,414.52 shares were issued to our new Chief Financial Officer (c) 26.3 of these shares were acquired by the Chairman of the Board of the Directors in 2004; (d) 31.82 were issued in 2005 to seven of our executives, net of forfeitures; (e) 1.330 and 2.67 shares were issued in 2005 and 2006 to two members of the Company’s Board of Directors and immediately vested; and (f) 11.37 were issued in 2007 to certain of our executives.

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

The Company measures compensation expense on these restricted shares commensurate with their vesting schedules. For the portion of the restricted shares that vest contingently with the occurrence of certain events, the Company records compensation expense when such events become probable. The incremental compensation expense on the restricted shares issued was determined based on the estimated fair value of the Class B Common Stock, which resulted in $39,000 and $18,000 in compensation expense charged to the consolidated statement of operations for six months ended June 30, 2007 and June 30, 2008, respectively.

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

In June 2000, T-NETIX was named, along with AT&T, in a lawsuit in the Superior Court of King County, Washington, in which two private citizens allege violations of state rules requiring pre-connect audible disclosure of rates as required by Washington statutes and regulations. T-Netix and other defendants successfully obtained dismissal and a "primary jurisdiction" referral in 2002.  In 2005, after several years of inactivity before the Washington Utilities and Transportation Commission (“WUTC”), the state telecommunications regulatory agency, T-Netix prevailed at the trial court in securing an Order entering summary judgment on grounds of lack of standing, but that decision was reversed by an intermediate Washington state appellate court in December 2006.  T-Netix’s subsequent Petition for Review by the Washington Supreme Court was denied in January 2008, entitling Plaintiffs to continue to pursue their claims against T-Netix and AT&T.  This matter was referred to the WUTC on the grounds of primary jurisdiction, in order for the WUTC to determine various regulatory issues. AT&T withdrew its motion for summary judgment.   On May 22, 2008, AT&T filed a cross-claim against T-Netix seeking indemnification. T-Netix has filed a motion to dismiss AT&T’s cross-claim. Given the absence of any significant judicial discovery to date, however, we cannot estimate the company's potential exposure or predict the outcome of this dispute.

In September 2004, TIP Systems, LLC and TIP Systems Holdings Co., Inc. (“TIPS”) filed suit in the United States District Court for the Southern District of Texas (Houston Division) against numerous defendants including us. In TIPS, we, along with other inmate telecommunications providers, were alleged to have infringed on patents concerning “cord-free” or “hands-free” inmate phone technology. This lawsuit against us was dismissed on March 1, 2007, when our motion for summary judgment was granted on the issue of non-infringement. TIPS appealed to the U.S. Court of Appeals and oral arguments before the Appellate Court occurred on April 9, 2008. On June 18, 2008, the appellate court affirmed the summary judgment. Until the expiration of the time period during which TIPS may appeal to the U.S. Supreme Court, this matter remains pending. We cannot estimate the company's potential exposure or predict the likelihood of any outcomes at this time. Additionally, the TIPS entities have filed a lawsuit in the Southern District of Texas against us which alleges substantially similar allegations concerning patent infringement claims for “cord-free” or “hands-free” inmate phone technology. This lawsuit against us was similarly dismissed on January 10, 2008, when our motion for summary judgment was granted on the issues of non-infringement and a finding that Securus was not a proper defendant in the lawsuit. Although TIPS attempted to appeal this Order to the U.S. Court of Appeals, the attempt was premature due to issues that remain pending in the district court case. On June 24, 2008, the trial court entered a final judgment dismissing all claims against the Company. We believe the time period during which TIPS may appeal this final judgment has expired.

In October 2003, Value-Added Communications, Inc. (“VAC”) filed suit in the District Court of Dallas County, Texas against T-NETIX for alleged breach of a Patent License Agreement between VAC and T-NETIX (the “License Agreement”). VAC filed the lawsuit seeking, among other things, an interpretation of certain provisions of the License Agreement, a declaration that the License Agreement remains in effect, a license to any of T-NETIX’s improvements to the originally licensed technology, and an award of its attorneys’ fees. T-NETIX filed counter-claims against VAC for, among other things, VAC’s breach of various provisions of the License Agreement including, but not limited to, failure to assign certain improvements in technology that VAC has allegedly developed since 1996. Trial started on January 15, 2008 and went through February 8, 2008. After several days of deliberation, the jury announced that they were deadlocked, and the judge granted a mistrial on February 14, 2008. On August 1, 2008, VAC entered into a Settlement Agreement and Mutual Release and an Amended and Restated Patent License Agreement with us. The parties are in the process of filing the appropriate documentation with the Court to dismiss the suit with prejudice.

In April 2005, we filed suit in the United States District Court for the Northern District of Texas (Dallas Division) against VAC for patent infringement. VAC filed an answer and a counterclaim in this matter. VAC sought declaratory judgments as to non-infringement and invalidity. Trial in this matter had been set for February 2, 2009. On August 1, 2008, VAC entered into a Settlement Agreement and Mutual Release. The parties are in the process of filing the appropriate documentation with the Court to dismiss the suit with prejudice.

In November 2005, we filed suit in the District Court of Dallas County, Texas, against AGM Telecom Corporation and former employees of our various affiliates, and related individuals, including David McEvilly, George McNitt, Thomas Miller, Steven Capitano, Brian Dietert, AGM Telecom Corporation, Christopher McNitt, Robert G. Sargeant, James F. Winstead, Pablo Xiques, Henry Chang, and Mie Mie Chang, alleging, among other things, breach of contract and misappropriation of trade secrets. In the lawsuit, various defendants have counterclaimed for alleged violations of the Texas Business & Commerce Code, disparagement, defamation, and tortious interference. Some defendants moved to stay the case and requested the court compel arbitration of the matter, which request was granted, and some defendants filed special appearances objecting to the court’s jurisdiction. In January 2008, the Court granted the special appearances of Sargeant, Winstead and Chang, due to their lack of contacts with Texas and dismissed them from the case. The parties have since agreed to abate the state court litigation and submit all claims between the Company and the remaining defendants to arbitration. The arbitration was filed April 15, 2008. We have denied any wrongdoing with respect to the alleged counterclaims. In May 2008, all of the parties entered into a confidential settlement agreement, and the suit was dismissed with prejudice.

In October 2006, we filed suit in the U.S. Federal District Court for the Eastern District of Texas against Global Tel*Link Corporation; AGM Telecom Corporation; Inmate Calling Solutions, Inc.; and FSH Communications, LLC for patent infringement of various patents related to the inmate correctional services and telecommunications industry by each such defendant. In November, 2007, Inmate Calling Solutions, Inc. entered into a Settlement Agreement and Mutual Release, and a Patent License Agreement with us, and was dismissed from the suit. In May, 2008, AGM Telecom Corporation entered into a Settlement Agreement with us, and was dismissed with prejudice from the suit. On August 1, 2008, Global Tel*Link Corporation entered into a Settlement Agreement and Mutual Release and a Patent License, Covenant not to Sue and Non-Assertion Agreement with us. The parties are in the process of filing the appropriate documentation with the Court to dismiss the suit against Global Tel*Link Corporation with prejudice.

In May 2007, Global Tel*Link Corporation (“GTL”) and Verizon Business (“Verizon”) filed formal protest petitions against the Florida Department of Corrections (“FDOC”) (the “Protests”). The Protests challenged FDOC’s intended award to us of a five-year initial term contract for provision of Statewide Inmate Telephone Services. More specifically, the Protests sought entry of recommended and final orders either (1) awarding the contract to the protestors or (2) rejecting all proposals. The Protests were referred to the Florida Division of Administrative Hearings (“DOAH”), and we intervened as a co-respondent with FDOC. Following a formal hearing, DOAH entered a recommended order to approve the intended contract award to us; in turn FDOC adopted the recommendation in its final order. GTL and Verizon appealed the final order and sought a stay to prevent entry of a formal contract between us and FDOC during the appeal. The court denied the stay and the FDOC Contract was executed on September 25, 2007. GTL and Verizon nevertheless have continued to prosecute their appeal. Oral argument before the appeals court occurred on June 24, 2008. On August 4, 2008, the appeals court entered an order reversing the final order entered by the FDOC on the basis of a violation of due process, finding that the Secretary of the FDOC who adopted the DOAH recommended order was not impartial since he was the person who had initially made the decision to award the contract to our company and was a testifying witness in the formal hearings of the DOAH. The order is not final until the time expires to file a motion for rehearing. The case was remanded to the FDOC for further proceedings consistent with the opinion. We cannot estimate the Company's potential exposure or predict the likelihood of any outcome at this time.

In July 2007, Global Tel*Link Corporation filed suit in the Circuit Court of Montgomery County against T-Netix Inc., the State of Alabama, and the Alabama Department of Finance and Alabama Department of Corrections. This proceeding relates to the protest matter Global Tel* Link filed in Alabama in May 2007, which was concluded in April 2008. We filed a Motion to Dismiss which was denied; however, GTL conceded that several of its claims were not viable, and in its amended complaint included only one count, the intentional interference with business and contractual relations claim. Both parties agreed that the appeal of the Alabama Protest Matter could be dispositive, or at least highly persuasive, of the outcome of this second lawsuit; therefore, the Judge agreed to postpone setting any scheduling deadlines and recently postponed the trial date of August 4, 2008. The Judge also ordered the parties to mediate the case but did not specify a deadline. There has not been any activity in this case since the ruling in the companion matter on April 11, 2008. T-Netix has not admitted any wrongdoing and has vigorously denied each and every allegation in the case. No prediction of the likelihood of any outcome or reasonable estimate of range of potential loss can be made at this time.

In March 2007, the FCC asked for public comment on a proposal from an inmate advocacy group to impose a federal rate cap on interstate inmate calls. This proceeding could have a significant impact on the rates that we and other companies in the inmate telecommunications industry may charge. Similar proposals have been pending before the FCC for more than four years without action by the agency. This newest proceeding remains under review by the FCC and has received strong opposition from the inmate telecommunications industry. We cannot predict the outcome at this time.

Note 10 – Guarantees

In February 2008, the Company entered into an agreement with a telecommunications vendor, primarily for local and long distance services, whereby we guarantee a minimum annual purchase commitment over a three year period. Management has reviewed the guarantee and believes the fair value to be zero. The maximum amount that can be paid under this guarantee totaled $1.9 million annually at June 30, 2008.

Note 11 – Related Party Transactions

Effective April 1, 2008, Ms. Carlyn Taylor was elected to the Company’s Board of Directors. Ms. Taylor is currently a Senior Managing Director at FTI Consulting (“FTI”), an international financial consulting firm engaged by the Company to perform certain financial and business consulting services. Pursuant to its agreement with the Company, FTI receives a fee of between $15,000 and $40,000 per month depending on the number of consulting hours it provides to the Company. Management has recently taken steps to reduce the maximum charge from FTI to approximately $15,000 per month. Additionally, FTI is eligible to receive up to a two percent equity interest in the Company if the Company achieves certain performance goals.

Note 12 – Subsequent Events

On August 1, 2008, the Company entered into settlement agreements and mutual releases regarding several outstanding patent matters. See Note 9 – Legal Proceedings for a discussion of each of these matters.

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

Overview

Securus Technologies, Inc. is one of the largest suppliers of inmate communications and information management solutions, serving approximately 2,600 correctional facilities nationwide as of June 30, 2008.

Syscon Holdings, Ltd., our wholly-owned subsidiary, is a leader in innovative Offender and Case Management Software design and delivery, and its systems have been implemented in many states and large counties across North America, in Australia and in the United Kingdom.

Our core business consists of installing, operating, servicing and maintaining sophisticated call processing systems in correctional facilities and providing related services. We enter into multi-year agreements (generally three to five years) directly with the correctional facilities in which we serve as the exclusive provider of telecommunications services to inmates. In exchange for the exclusive service rights, we pay a negotiated commission to the correctional facility based upon revenues generated by actual inmate telephone use. In addition, we partner with other telecommunications companies to provide our equipment and, as needed, back office support, including validation, billing and collections services, and charge a fee for such services. Based on the particular needs of the corrections industry and the requirements of the individual correctional facility, we also sell platforms and specialized equipment and services such as law enforcement management systems, call activity reporting and call blocking.

We also provide a sophisticated and comprehensive software system for correctional facilities and law enforcement agencies for complete offender management. Our system provides correctional facilities with the ability to manage and monitor inmate parole and probation activity and development at a sophisticated level.

Revenues

We derived approximately 88% and 86% of our revenues for the six months ended June 30, 2007 and 2008, respectively, from our direct operation of inmate telecommunication systems and the provision of related services located in correctional facilities within 47 states and the District of Columbia. We enter into multi-year agreements under direct or “prime” contracts with the correctional facilities, pursuant to which we serve as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, we pay a commission to the correctional facility based upon inmate telephone use. Our commission rates averaged approximately 45% and 44% for the six months ended June 30, 2007 and 2008, respectively. We install and generally retain ownership of the telephones and the associated equipment and provide additional services tailored to the specialized needs of the corrections industry and to the requirements of each individual correctional facility, such as call activity recording and call blocking. In our direct call provisioning business, we earn the full retail value of the call and pay corresponding line charges and commissions. As a result, our direct call provisioning business gross profit dollars are higher, but our gross profit margin is lower, than in our services business.

We also offer our solutions services and the sale of equipment to RBOCs, LECs, IXCs and independent telecommunications companies as customers, to support their telecommunication contracts with correctional facilities. We derived approximately 10% and 7% of our revenues for the six months ended June 30, 2007 and 2008, respectively, from our solutions business. The solutions business consists of providing validation, uncollectible account management and billing services. In this business, accounts receivable generated from calls placed by inmates in correctional facilities are typically purchased from the third party inmate telecommunication providers and we accept responsibility for call validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC, LEC, IXC or independent customer. However, all purchased receivables must be processed and validated through our risk management system prior to allowing the call to be completed and also must be billed through our proprietary billing systems. Revenues from our solutions services equal the difference between the face value of the receivables purchased and the amount we pay the RBOC, LEC, IXC or independent customers for the discounted accounts receivable. Because revenues associated with our solutions business represent only a percentage of the face value of the receivables purchased, the associated billing and collection fees and uncollectible account expense represent a much higher percentage of revenues as compared to our direct call provisioning business. In the solutions business, we do not bear any of the costs of facility commissions, equipment, line charges or direct sales charges, but bear the risk of unbillable and uncollectible accounts receivable.

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

We derived approximately 6% of our revenues from our offender management software business for the six months ended June 30, 2008. Offender management systems are platforms that allow facilities managers and law enforcement personnel to analyze data to reduce costs, prevent and solve crimes and facilitate rehabilitation through a single user interface. Revenue related to the Offender Management software is recognized under Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue is recognized when the fair value of vendor specific objective evidence (“VSOE”) is determined. If the VSOE of fair value cannot be determined for any undelivered element or any undelivered element is essential to the functionality of the delivered element, revenue is deferred until such criteria are met or recognized as the last element is delivered. Under the residual method, the fair value of the undelivered elements is deferred and the difference between the total arrangement fee and the amount recorded as deferred revenue for the undelivered elements is recognized as revenue related to the delivered elements.

We derived approximately 2% and 1% of our revenues for the six months ended June 30, 2007 and 2008, respectively, by providing telecommunication services to RBOCs, LECs, IXCs, and independent telecommunications companies, our service partners, typically through subcontracts in connection with the RBOCs’, LECs’ or IXCs’ separate contracts with larger correctional institutions. In such instances, we provide equipment, security enhanced call processing, call validation, and service and support through the telecommunications provider, rather than directly to the facility. Although our revenues for services to telecommunications service providers are lower than in our direct call provisioning business, where we provide the service to the facility directly and receive the retail value of the call, we do not incur all the additional capital costs related to these larger contracts that can require up-front or guaranteed commission payments. Our gross margin percentage for providing telecommunications services is higher than the margin for our direct call provisioning business because we do not incur commissions, transport costs or risk of collection.

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

Bad Debt. We account for bad debt as a cost of providing telecommunications in our direct call provisioning and solutions business lines. We accrue the related telecommunications cost charges along with an allowance for unbillable and uncollectible calls, based on historical experience. Charges for inmate telephone calls on a collect basis are considered unbillable, in cases when there is no billing address for the telephone number called, or uncollectible, when the billed party is unable or unwilling to pay for the call. We use a proprietary, specialized billing and bad-debt management system to integrate our billing with our call blocking, validation, and customer inquiry procedures. We seek to manage our higher risk revenues by proactively requiring certain billed parties to prepay collect calls or be directly billed by us. This system utilizes multi-variable algorithms to minimize bad debt expense by adjusting our credit policies and billing. For example, when unemployment rates are high, we may decrease credit to less creditworthy-billed parties or require them to purchase prepaid calling time in order to receive inmate calls. Bad debt tends to rise as the economy worsens, and is subject to numerous factors, some of which may not be known. To the extent our bad debt management system overcompensates for bad debt exposure by limiting credit to billed parties, our revenues and profitability may decline as fewer calls are permitted to be made. We anticipate that if the U.S. economy continues its decline, either our bad debt will rise, or revenue from marginal billed parties will decline, or a combination of both will occur. However, we have tightened our credit policy to reduce our risk of loss from bad debts.

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

Industry Trends

We provide our products and services to telecommunications and solutions service providers such as Global Tel*Link, Embarq, AT&T, and FSH Communications. For the three and six months ended June 30,

2008, 7.6 % and 8.1%, respectively, of our total revenues were generated from contracts with telecommunications and solutions service providers. The following table lists our largest telecommunications and solutions service provider contracts for the three and six months ended June 30, 2008:

	Solutions Services		Telecommunications Services
	Three	Six	Three	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Contract
	June 30,	June 30,	June 30,	June 30,	Expiration
	2008	2008	2008	2008	Date*
Global Tel*Link	74%	72%	28%	29%	Month-to-Month
Embarq	26%	28%	17%	16%	Month-to-Month
AT&T	-%	-%	28%	35%	Month-to-Month
FSH Communications	-%	-%	18%	16%	Month-to-Month

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

Notwithstanding the foregoing developments and the anticipated declining revenue stream associated with our solutions and telecommunication services product lines, we believe that the departure of large industry participants from the direct call provisioning business may present significant opportunities for us and other independent providers in the future. However, we anticipate that contracts to service the facilities will likely be subject to competitive bidding. Moreover, as we seek to secure inmate telecommunications contracts with larger county and state departments of corrections, we may be required to provide multi-million dollar up front payments, surety bonds or guaranteed commissions, as well as incur the cost of equipment and similar costs. We intend to partner with other independent providers on future department of correction contracts such that we will not be required to make large capital investments for these contracts.

Results of Operations

The following table sets forth, for the three months and six months ended June 30, 2007 and 2008, our results of operations (in thousands).

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2008	2007	2008
	(Unaudited)		(Unaudited)
Revenue:
Direct call provisioning	$87,691	$84,727	$178,837	$169,625
Solutions services	9,335	6,216	19,934	13,193
Offender management software	-	7,426	-	11,615
Telecommunications services	1,999	1,373	4,365	2,796
Equipment sales and other	139	31	240	216
Total revenue	$99,164	$99,773	$203,376	$197,445
Expenses:
Cost of services	$77,127	$73,719	$157,249	$146,843
Selling, general and administrative	14,889	15,886	28,286	31,973
Restructuring costs	614	-	614	224
Depreciation and amortization	9,106	8,656	17,591	17,254
Total operating costs and expenses	101,736	98,261	203,740	196,294
Operating income (loss)	$(2,572)	$1,512	$(364)	$1,151

	Total Variance		Total Variance
	In Dollars		In Dollars
	Between the		Between the
	Three Months		Six Months
	Ended June 30,	%	Ended June 30,	%
	2007 and 2008	Change	2007 and 2008	Change
(Dollars in thousands)	(Unaudited)		(Unaudited)
Revenue:
Direct call provisioning	$(2,964)	(3.4)%	$(9,212)	(5.2)%
Solutions services	(3,119)	(33.4)	(6,741)	(33.8)
Offender management software	7,426	100.0	11,615	100.0
Telecommunications services	(626)	(31.3)	(1,569)	(35.9)
Equipment sales and other	(108)	(77.7)	(24)	(10.0)
Total revenue	609	0.6	(5,931)	(2.9)
Expenses:
Total cost of service	(3,408)	(4.4)	(10,406)	(6.6)
Selling, general and administrative	997	6.7	3,687	13.0
Restructuring costs	(614)	-	(390)	(63.5)
Depreciation and amortization	(450)	(4.9)	(337)	(1.9)
Total operating costs and expenses	(3,475)	(3.4)	(7,446)	(3.7)
Operating income (loss)	$4,084	158.8%	$1,515	416.2%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

The corrections industry, which includes the inmate calling and offender management software markets, is and can be expected to remain highly competitive.  We compete directly with numerous other suppliers of inmate call processing systems and other corrections-related products (including our own telecommunications and solutions service provider customers) that market their products to our same customer base.

Revenues.  Compared to the second quarter of the prior year, consolidated revenues increased $0.6 million, or 0.6%, to $99.8 million due primarily to the addition of the offender management software segment, which became part of our consolidated results of operations after our acquisition of Syscon on June 29, 2007.  The primary components of the change in revenues are discussed below:

Direct call provisioning revenues decreased $3.0 million, or 3.4%, to $84.7 million primarily due to:

-

A reduction of $1.8 million due to the transition of an interim contract that expired in the second quarter of 2007 to a competitor. Additionally, we lost contracts with several departments of corrections during the second half of 2007, which resulted in a reduction of $3.9 million for the quarter ended June 30, 2008.

-

A reduction of an estimated $1.7 million related to other factors, including the continuing economic downturn, as we have implemented tighter credit controls in an effort to reduce our bad debt exposure.

-

An offsetting increase of $4.4 million was due primarily to new prime business contracts won from competitors, net of accounts not renewed. The newly-installed State of Florida Department of Corrections contract generated $3.4 million for the three months ended June 30, 2008. Additionally, we installed the State of Arizona in April 2008 which generated $1.6 million in the second quarter, and we expect this account to generate approximately $6.0 million of annual revenue. We are installing Cook County, Illinois in the third quarter of 2008 and we expect this account to generate approximately $10 million of annual revenues.

Solutions services revenues decreased by $3.1 million, or 33.4%, to $6.2 million. Solutions services revenues declined primarily due to terminations of service by Global Tel*Link as its underlying facility contracts expired. Because we believe Global Tel*Link will continue to eliminate our services as contracts expire, we expect solutions services revenues to decline the remainder of 2008.

Offender management software revenues of $7.4 million are part of our consolidated results of operations as a result of the acquisition of Syscon on June 29, 2007. As required by Financial Accounting Standards Board Statement No. 141, Emerging Issues Task Force Issue No. 01-3, and related rules, Syscon’s balance sheet reflects fair values of assets and liabilities on the acquisition date. Consequently, we valued Syscon’s customer contracts and related deferred revenues, which will impact the amount of revenue and profit that we will be able to recognize prospectively. As a result, during the three months ended June 30, 2008, for our offender management segment, our revenues and operating profit were $1.0 million lower than would have been reported had no acquisition occurred, representing the current period amortization of contracts acquired. The majority of our offender management revenues are currently associated with our ongoing implementation of our software for Her Majesty’s Prison Service in the United Kingdom, through a sub-contracting agreement with Electronic Data Systems, Inc. We expect to continue to have consistent revenues from this contract through the first quarter of 2009.

Telecommunications services revenues decreased by $0.6 million, or 31.3%, to $1.4 million primarily attributable to accounts that we did not retain upon contract renewal or accounts that converted to direct provisioning revenue. We have not retained a significant amount of our telecommunications services contracts upon renewal because of our focus to grow our direct provisioning business. The departure of some of our large customers from the inmate telecommunications market and resulting sale of those businesses to our competitors contributed to the decline. We expect the significant decline in telecommunication services revenue to continue, although at a more gradual rate, through 2008.

Equipment sales and other services revenues represented a minor component of our total revenues.

Cost of Service. Compared to the second quarter of the prior year, cost of service decreased $3.4 million, or 4.4%, to $73.7 million. The decrease was due primarily to favorable margin performance in our direct call provisioning segment, offset by the expenses related to the offender management software segment acquired in June 2007. A comparison of the components of our business segment gross margins is provided below:

	For The Three Months		For The Three Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2007		2008
	(Unaudited)		(Unaudited)
Direct call provisioning
Revenue	$87,691		$84,727
Cost of service	69,931	79.7%	64,834	76.5%
Segment gross margin	$17,760	20.3%	$19,893	23.5%
Solutions services
Revenue	$9,335		$6,216
Cost of service	6,222	66.7%	4,006	64.4%
Segment gross margin	$3,113	33.3%	$2,210	35.6%
Offender management software
Revenue	$-		$7,426
Cost of service	-		4,014	54.1%
Segment gross margin	$-		$3,412	45.9%
Telecommunications services
Revenue	$1,999		$1,373
Cost of service	885	44.3%	846	61.6%
Segment gross margin	$1,114	55.7%	$527	38.4%
Equipment sales and other
Revenue	$139		$31
Cost of service	89	64.0%	19	61.3%
Segment gross margin	$50	36.0%	$12	38.7%

Cost of service in our direct provisioning business as a percentage of revenue decreased to 76.5% from 79.7% primarily due to lower bad debt expense. Bad debt expense has declined in 2008 as a result of our shift to selling products on our prepaid platforms, instituting tighter credit policies and other strategic initiatives implemented to reduce our bad debt exposure. Additionally, the second quarter of 2007 was negatively impacted by approximately $1.0 million of bad debt associated with issues arising from the migration to a new billing platform. We expect to generate further benefit in the second half of 2008 through operating efficiencies gained from our packet-based architecture, network optimization and other initiatives that we believe will reduce our cost structure over the long term. With the continuing economic downturn, however, we cannot assure you that we will be able to maintain or improve our collection rates.

Cost of service in our solutions segment as a percentage of our revenue decreased to 64.4% from 66.7% as a result of our bad debt savings initiatives. Cost of service is a more volatile component of solutions services relative to our other business units because most of the cost is comprised of bad debt expense.

Cost of service in our offender management software segment as a percentage of revenue is 54.1% and primarily represents salaries and related costs of employees and contractors, who provide technological services to develop, customize or enhance the software for our clients.

Cost of service in our telecommunications segment as a percentage of revenue increased to 61.6% from 44.3% due to a shift in profitability of the remaining accounts in service and the relative profitability of those accounts de-installed over the last year.

Cost of service in our equipment sales and other segment decreased as a percentage of revenue to 61.3% from 64.0%, which is reflective of the gross margin receive on sales during those quarters.

SG&A. SG&A expenses of $15.9 million were $1.0 million, or 6.7%, higher than the prior year quarter. The increase in expense was due primarily to the addition of Syscon, offset by lower personnel costs mainly due to several one-time adjustments of approximately $1.0 million that negatively impacted the second quarter of 2007.

Depreciation and Amortization Expenses. Depreciation and amortization expenses of $8.7 million were $0.5 million, or 4.9%, lower than the prior year quarter. Amortization is lower in 2008 as a result of intangibles related to the Evercom acquisition that became fully amortized in 2007. Depreciation and amortization for the second quarter 2008 includes $1.0 million related to Syscon operations associated primarily with the write-up of Syscon’s assets to fair market value as of the acquisition date.

Patent Litigation Settlement, Net of Expenses. In May 2008, we settled a patent infringement lawsuit in the amount of $0.1 million, net of expenses.

Interest and Other Expenses, net. Interest and other expenses were $7.6 million and $9.4 million for the three months ended June 30, 2007 and 2008, respectively. The increase relates primarily to the increasing principal on the Senior Subordinated notes due to interest being paid-in-kind and interest expense on the $40 million 11% Second-priority Senior Secured Notes due 2011 issued on June 29, 2007.

Income Tax Expense. Income tax expense for the three months ended June 30, 2007 was $0.5 million compared to $0.8 million for the three months ended June 30, 2008. The Company generates tax expense principally due to changes in its deferred tax balances and amounts due to the state taxing jurisdictions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

Revenues.  The Company’s revenue for the six months ended June 30, 2008 decreased $5.9 million, or 2.9%, to $197.4 million. This decrease was due primarily to decline in the Company’s direct call provisioning and solutions services segments, offset by the addition of offender management software revenues.  The primary components of the decrease in revenues are discussed below:

Direct call provisioning revenues decreased $9.2 million, or 5.2%, to $169.6 million primarily due to:

-

A reduction of $5.6 million due to the transition of an interim contract that expired in the second quarter of 2007 to a competitor. Additionally, we lost contracts with several departments of corrections during the second half of 2007, which resulted in a reduction of $7.4 million for the six months ended June 30, 2008.

-

A reduction of an estimated $2.1 million related to other factors, including the continuing economic downturn, as we have implemented tighter credit controls in an effort to reduce our bad debt exposure.

-

The decrease in revenues was offset by $5.9 million in new prime business contracts won from competitors, net of accounts not renewed. The newly-installed State of Florida Department of Corrections contract generated $6.5 million for the six months ended June 30, 2008. Additionally, we installed the State of Arizona in April of 2008 which generated $1.6 million in the second quarter of 2008, and we expect this account to generate approximately $6.0 million of annual revenue. We are installing Cook County, Illinois in the third quarter of 2008 and we expect this account to generate approximately $10.0 million of annual revenues.

Solutions services revenues decreased by $6.7 million, or 33.8%, to $13.2 million primarily due to terminations of service by Global Tel*Link as their underlying facility contracts expired. Because we believe Global Tel*Link will continue to eliminate our services as contracts expire, we expect solutions services revenues to decline by up to $1.0 million for the remainder of 2008.

Offender management software revenues of $11.6 million are part of our consolidated results of operations as a result of the acquisition of Syscon on June 29, 2007. As required by Financial Accounting Standards Board Statement No. 141, Emerging Issues Task Force Issue No. 01-3, and related rules,

Syscon’s balance sheet reflects fair values of assets and liabilities on the acquisition date. Consequently, we valued Syscon’s customer contracts and related deferred revenues, which will impact the amount of revenue and profit that we will be able to recognize prospectively. As a result, during the six months ended June 30, 2008, for our offender management segment, our revenues and operating profit were $1.8 million lower than would have been reported had no acquisition occurred, representing the current period amortization of contracts acquired. The majority of our offender management revenues are currently associated with our ongoing implementation of our software for Her Majesty’s Prison Service in the United Kingdom, through a sub-contracting agreement with Electronic Data Systems, Inc. We expect to continue to have consistent revenues from this contract through the first quarter of 2009.

Telecommunications services revenues decreased by $1.6 million, or 35.9%, to $2.8 million primarily attributable to accounts that we did not retain upon contract renewal or accounts that converted to direct provisioning revenue. We have not retained a significant amount of our telecommunications services contracts upon renewal as a result of our strategy to focus on growing our direct provisioning business. The departure of some of our large customers from the inmate telecommunications market and resulting sale of those businesses to our competitors contributed to the decline. We expect the significant decline in telecommunication services revenue to continue through 2008, although at a more gradual rate.

Equipment sales and other services revenues remained relatively flat. We do not expect to generate significant equipment sales revenue in the future.

Cost of Service.  Total cost of service decreased by $10.4 million, or 6.6%, to $146.8 million for the six months ended June 30, 2008.  The decrease was due primarily to the decrease in revenues and lower bad debt expenses, partially offset by the expenses related to the offender management software business we acquired last year. A comparison of the components of our gross margins is provided below.

	For The Six Months		For The Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2007		2008
	(Unaudited)		(Unaudited)
Direct call provisioning
Revenue	$178,837		$169,625
Cost of service	141,510	79.1%	130,021	76.7%
Segment gross margin	$37,327	20.9%	$39,604	23.3%
Solutions services
Revenue	$19,934		$13,193
Cost of service	13,627	68.4%	8,459	64.1%
Segment gross margin	$6,307	31.6%	$4,734	35.9%
Offender management software
Revenue	$-		$11,615
Cost of service	-		6,679	57.5%
Segment gross margin	$-		$4,936	42.5%
Telecommunications services
Revenue	$4,365		$2,796
Cost of service	1,937	44.4%	1,487	53.2%
Segment gross margin	$2,428	55.6%	$1,309	46.8%
Equipment sales and other
Revenue	$240		$216
Cost of service	175	72.9%	197	91.2%
Segment gross margin	$65	27.1%	$19	8.8%

Cost of service in our direct provisioning business as a percentage of revenue decreased to 76.7% from 79.1% primarily due to lower bad debt expense. Bad debt expense for the six months ended June 30, 2008 was substantially lower as a result of a shift to our prepaid platforms, tighter credit policies and other strategic initiatives implemented during 2007 to reduce our bad debt exposure. In 2007, we incurred over $1.0 million in bad debt arising from the migration of the billing records data to a new platform, which caused a short-term spike in our bad debt expense. We expect to generate further benefits in 2008 through operating efficiencies gained from our packet-based architecture, network optimization and other initiatives that we believe will continue to reduce our cost structure over the long term. With the continuing economic downturn, however, we cannot assure you that we will be able to maintain or improve our collection rates.

Cost of service in our solutions segment as a percentage of our revenue decreased to 64.1% from 68.4% as a result our bad debt savings initiatives. Cost of service is a more volatile component of solutions services relative to our other business units because most of the cost is comprised of bad debt expense.

Cost of service in our offender management software segment as a percentage of revenue is 57.5% and primarily represents salaries and related costs of employees and contractors, who provide technological services to develop, customize or enhance the software for our clients.

Cost of service in our telecommunications segment as a percentage of revenue increased to 53.2% from 44.4%. This increase is due to a shift in profitability of the remaining accounts in service and the relative profitability of those accounts de-installed over the last year.

Cost of service in our equipment sales and other segment increased as a percentage of revenue to 91.2% from 72.9%. We believe future cost of service as a percentage of revenue in this segment will be more consistent with long-term historical trends.

SG&A. SG&A expenses of $32.0 million were $3.7 million, or 13.0%, higher than the prior year primarily due to the addition of Syscon and $0.8 million in higher legal costs in 2008. These increases were partially offset by lower personnel cost mainly due to several one-time adjustments of approximately $1.0 million that negatively impacted the six months ended June 30, 2007. We expect legal expenses to decline over the remainder of 2008 due to the settlement of several intellectual property lawsuits and other litigation.

Restructuring Costs. During the first quarter of 2008, we incurred $0.2 million related to the realignment of our field service organization because of efficiencies gained from our packet-based architecture, which we began to install in 2006 and will continue to install as customer contracts are renewed. In 2007, restructuring charges of $0.6 million were incurred related to the consolidation of our customer care function into the Dallas office.

Depreciation and Amortization Expenses. Depreciation and amortization expenses of $17.3 million were $0.3 million, or 1.9%, lower than the prior year six month period. The decrease is primarily attributable to lower amortization of intangibles related to the Evercom acquisition that became fully amortized in 2007, partially offset by an increase in amortization on new software development and purchases. Depreciation and amortization in 2008 includes $1.9 million related to Syscon operations associated primarily with the write-up of Syscon’s assets to fair market value as of the acquisition date.

Patent Litigation Settlement, Net of Expenses. In May 2008, we settled a patent infringement lawsuit in the amount of $0.1 million, net of expenses.

Interest and Other Expenses, net. Interest and other expenses were $14.8 million and $19.6 million for the six months ended June 30, 2007 and 2008, respectively. The increase relates primarily to the increasing principal on the Senior Subordinated notes due to interest being paid-in-kind and interest expense on the $40 million 11% Second-priority Senior Secured Notes due 2011 issued on June 29, 2007. Additionally, we experienced a foreign exchange transaction loss of $1.0 million for the six months ended June 30, 2008.

Income Tax Expense. Income tax expense for the six months ended June 30, 2007 was $0.9 million compared to $0.2 million for the six months ended June 30, 2008. The Company generated tax expense due principally to changes in its deferred tax balances and amounts due to the state taxing jurisdictions.

Liquidity and Capital Resources

The Company’s principal liquidity requirements are to service and repay our debt and meet our capital expenditure and operating needs. We are significantly leveraged. As of June 30, 2008, we had $279.8 million in total debt outstanding before considering $2.8 million of original issue discount on our Second-Priority Senior Secured Notes and $2.3 million of fair value attributable to warrants issued in connection with our Senior Subordinated debt financing, both of which are reflected as discounts to outstanding long-term debt in our condensed consolidated financial statements (see additional information on our long and short term debt under "Debt and Other Obligations" below). As of June 30, 2008, we had unused capacity of $11.5 million under our working capital facility and a total stockholders’ deficit of $108.8 million. As of August 12, 2008, we had unused capacity of $18.4 million under our working capital facility.

The indenture for our Second-priority Senior Secured Notes requires us to maintain a Credit Facility Coverage Ratio above 1.75. This financial covenant is calculated by dividing Credit Facility Cash Flow by Credit Facility Interest Expense (each as defined in the indenture) and is calculated on a pro forma basis for the impact of acquisitions, such as our acquisition of Syscon in June 2007. The indenture provides that two consecutive quarters of non-compliance with the Credit Facility Coverage Ratio will cause a default. The definition of the Credit Facility Coverage Ratio provides that the proceeds from equity we issue are added to Credit Facility Cash Flow. We issued $10.2 million of Series A Redeemable Convertible Preferred Stock to our stockholders in December 2007, in part to avoid a default under the indenture.  There is no guarantee that the proceeds of the issuance will prevent a future default under our credit facilities. Based on our current and expected level of operations, we believe our cash flow from operations, available cash and available borrowings under our $30.0 million working capital facility will be adequate to make required capital expenditures and to service our indebtedness and meet our other working capital needs for at least twelve months from our balance sheet dated June 30, 2008.

Cash Flows

Our cash flows from operations are primarily attributable to the operations of our direct call provisioning business, which represents approximately 86% of our revenues for the six months ended June 30, 2008. The level of our cash flows depends on multiple factors, including contract renewals and new business, as well as growth in inmate populations. Our net cash provided by operating activities is also affected by the level of our operating and other expenses.

The following table provides cash flow data for the six months ended June 30, 2007 and 2008:

	For the Six Months Ended
(Dollars in thousands)	June 30,	June 30,
	2007	2008
	(Unaudited)
Net cash provided by operating activities	$6,999	$3,219
Net cash used in investing activities	$(55,171)	$(8,740)
Net cash provided by financing activities	$52,541	$7,226

Cash Flows for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Net cash provided by operating activities for the six months ended June 30, 2008, consisted primarily of $18.4 million of operating income before considering non-cash expenses, such as $17.3 million of depreciation and amortization, offset by $11.0 million of cash paid for interest and $4.2 million of working capital use. Net cash provided by operating activities for the six months ended June 30, 2007, consisted primarily of $17.2 million of operating income before considering non-cash expenses such as $17.6 million of depreciation and amortization, offset by $8.8 million for cash paid for interest expense and $1.4 million of working capital use. The working capital fluctuations were due to short-term month-end timing of certain normal operating receipts and disbursements and scheduled annual prepaid commission advances to certain facilities. Additionally, the decline in our solutions and telecommunications services volumes caused us to use working capital in 2008 as a result of payments to our wholesale partners.

Cash used in investing activities was $55.2 million and $8.7 million for the six months ended June 30, 2007 and 2008, respectively. The $8.7 million represents capital expenditures of equipment and intangibles to maintain and grow the direct call provisioning business. In June 2007, we utilized $43.7 million related to the acquisition of Syscon and $11.6 million was invested in equipment and intangible assets to grow the direct call business. The decline in spending from 2007 was principally due to savings associated with the deployment of our packet-based architecture to new or renewal business in 2008.

Cash provided by financing activities was $52.5 million and $7.2 million for the six months ended June 30, 2007 and 2008, respectively. The $7.2 million primarily relates to $4.9 million in net draws on the Company's revolving credit facility for short term operational needs and a benefit from a timing difference in outstanding checks. The decline in financing activities from 2007 is due to the issuance of an additional $40.0 million of notes in 2007 to fund the Syscon acquisition. As of August 12, 2008, there was $3.0 million of borrowings under the revolving credit facility.

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current and expected level of operations, we believe our cash flow from operations, available cash and available borrowings under our $30.0 million working capital facility will be adequate to make required capital expenditures and to service our indebtedness and meet our other working capital needs for at least twelve months from our balance sheet dated June 30, 2008. We cannot assure you, however, that our available sources of cash will be sufficient to enable us to make such capital expenditures, service our indebtedness or to fund our other working capital needs. Further, in the event we wish to make additional acquisitions, we may need to seek additional financing.

Debt and other Obligations

Revolving Credit Facility — We have a revolving credit facility with a syndicate of banks and other lending institutions with a borrowing base limitation equal to 80% of “eligible” receivables and 50% of “eligible” inventory, as defined in the credit agreement.  The revolving credit facility provides for financing on a revolving basis of up to $30.0 million and a $22.5 million letter of credit facility that expires on September 9, 2009.  Letters of credit outstanding reduce our availability to the extent they exceed $10.0 million and the borrowing base collateral falls below $40 million. The borrowing base collateral is principally comprised of receivables and inventory less defined reserves. Subject to certain adjustments, our maximum permitted annual capital expenditures are $22.0 million for the year ended December 31, 2008. Amounts unused under the revolving credit facility are subject to a fee, due quarterly, based on a per annum rate of 0.375%.  Advances bear simple interest at an annual rate at an option equal to one of the following, (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2.0%. Interest is payable following the end of each calendar quarter. Advances received on the revolving credit facility bore interest at our option using the prime rate, which was 7.25% and 5.00% at December 31, 2007 and June 30, 2008, respectively, or the Eurodollar Rate, which was 6.97% as of December 31, 2007 and 4.48% as of June 30, 2008. We draw from the available credit on the Revolver to cover normal business cash requirements.  As of December 31, 2007 and June 30, 2008, we had $19.5 million and $11.5 million, respectively, of borrowing availability under the Revolver.

Second-priority Senior Secured Notes — We have $194.0 million of 11% Second-priority Senior Secured Notes outstanding, $154.0 million of which were issued on September 9, 2004 at a discount of $3.6 million, or 97.651%, and $40.0 million of which were issued on June 29, 2007 at a discount of $0.9 million, or 97.651% of face value. The 2007 notes were issued to finance the Syscon acquisition.

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

Senior Subordinated Notes — We have $75.9 million of Senior Subordinated Notes outstanding. They are unsecured and subordinate to the revolving credit facility, and bear interest at an annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by our working capital facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated notes. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014. A mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013. In connection with the issuance of the Senior Subordinated Notes, we issued warrants to acquire 51 shares of our common stock at an exercise price of $10 per share to the Senior Subordinated Note holders. As a result, we discounted the face value of the Senior Subordinated Notes by $2.9 million, representing the estimated fair value of the warrants at the time of issuance. During the six months ended June 30, 2008, $6.1 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. The effective interest rate is 18.54% on the Senior Subordinated Notes. In order to enter into additional financing to complete the Syscon acquisition in 2007, we incurred a non-cash consent fee of $0.4 million payable to the Senior Subordinated Noteholders. This fee was added to the principal balance of the Senior Subordinated Notes.

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

Our credit facilities contain financial and operating covenants, among other items, that require the maintenance of certain financial ratios, including specified interest coverage ratios, maintenance of minimum levels of operating cash flows (as defined therein), and maximum capital expenditure limitations. These covenants also limit our ability to incur additional indebtedness, make certain payments including dividends to shareholders, invest and divest company assets, and sell or otherwise dispose of capital stock. In the event that we fail to comply with the covenants and restrictions, as specified in the credit agreements, it may be in default, at which time payment of the long term debt and unpaid interest may be accelerated and become immediately due and payable. As of June 30, 2008, we were in compliance with all covenants.

Other Long-Term Liabilities. Other long-term liabilities include approximately $1.2 million of tenant improvement concessions pertaining to the lease of our primary facility that will be amortized over the life of the lease as prescribed by SFAS No. 13 and FASB Technical Bulletin 88-1. The Company recorded amortization totaling $90,000 for these improvement concessions during the six months ended June 30, 2008.

Capital Requirements

As of June 30, 2008, our contractual cash obligations and commitments on an aggregate basis were as follows:

	For the Twelve Months Ended June 30,
	2009		2010	2011	2012	2013	Thereafter
Long-term debt (1)	$-	*	$9,893	$-	$194,000	$-	$75,897
Unrecognized tax benefits	-		-	-	-	-	976
Minimum purchase guarantees	1,860		1,860	1,085	-	-	-
Operating leases	2,714		2,448	2,012	1,510	1,355	2,433
Total contractual cash obligations and commitments	$4,574		$14,201	$3,097	$195,510	$1,355	$79,306

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

Accounting for Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities for the expected future tax consequences of transactions and events are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance.

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

Changes in Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement does not require any new fair value measurements; rather, it applies whenever other accounting pronouncements require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted the provisions of SFAS No. 157 on January 1, 2008 for financial assets and liabilities. Adoption of the standard for financial assets and liabilities on January 1, 2008 did not impact the Company’s accounting measurements but is ultimately expected to result in additional disclosures for both financial and nonfinancial assets and liabilities. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2009 for nonfinancial assets and nonfinancial liabilities. The Company is currently assessing the impact SFAS No. 157 will have in relation to nonfinancial assets and liabilities on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No.  115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has elected not to adopt the SFAS No. 159 fair value measurement option nor would the adoption of this Statement have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any noncontrolling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS No. 141R is prohibited. Acquisitions accounted for as a business combination that are completed subsequent to January 1, 2009 and thereafter will be impacted by this new standard.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market rate risk for changes in interest rates related to our revolving line of credit. Interest expense on our floating rate debt will increase more than expected if interest rates rise. Our $30.0 million revolving line of credit bears an interest rate equal to one of the following, at our option: (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus

2% and is calculated on amounts borrowed under the facility. The effect of a 10% fluctuation in the interest rate on our revolving line of credit would have had a negligible impact on our interest expense for the six months ended June 30, 2007 and 2008.

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

2. Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2000, T-NETIX was named, along with AT&T, in a lawsuit in the Superior Court of King County, Washington, in which two private citizens allege violations of state rules requiring pre-connect audible disclosure of rates as required by Washington statutes and regulations. T-Netix and other defendants successfully obtained dismissal and a "primary jurisdiction" referral in 2002.  In 2005, after several years of inactivity before the Washington Utilities and Transportation Commission (“WUTC”), the state telecommunications regulatory agency, T-Netix prevailed at the trial court in securing an Order entering summary judgment on grounds of lack of standing, but that decision was reversed by an intermediate Washington state appellate court in December 2006.  T-Netix’s subsequent Petition for Review by the Washington Supreme Court was denied in January 2008, entitling Plaintiffs to continue to pursue their claims against T-Netix and AT&T.  This matter was referred to the WUTC on the grounds of primary jurisdiction, in order for the WUTC to determine various regulatory issues. AT&T withdrew its motion for summary judgment.   On May 22, 2008, AT&T filed a cross-claim against T-Netix seeking indemnification. T-Netix has filed a motion to dismiss AT&T’s cross-claim. Given the absence of any significant judicial discovery to date, however, we cannot estimate the company's potential exposure or predict the outcome of this dispute.

In September 2004, TIP Systems, LLC and TIP Systems Holdings Co., Inc. (“TIPS”) filed suit in the United States District Court for the Southern District of Texas (Houston Division) against numerous defendants including us. In TIPS, we, along with other inmate telecommunications providers, were alleged to have infringed on patents concerning “cord-free” or “hands-free” inmate phone technology. This lawsuit against us was dismissed on March 1, 2007, when our motion for summary judgment was granted on the issue of non-infringement. TIPS appealed to the U.S. Court of Appeals and oral arguments before the Appellate Court occurred on April 9, 2008. On June 18, 2008, the appellate court affirmed the summary judgment. Until the expiration of the time period during which TIPS may appeal to the U.S. Supreme Court, this matter remains pending. We cannot estimate the company's potential exposure or predict the likelihood of any outcomes at this time. Additionally, the TIPS entities have filed a lawsuit in the Southern District of Texas against us which alleges substantially similar allegations concerning patent infringement claims for “cord-free” or “hands-free” inmate phone technology. This lawsuit against us was similarly dismissed on January 10, 2008, when our motion for summary judgment was granted on the issues of non-infringement and a finding that Securus was not a proper defendant in the lawsuit. Although TIPS attempted to appeal this Order to the U.S. Court of Appeals, the attempt was premature due to issues that remain pending in the district court case. On June 24, 2008, the trial court entered a final judgment dismissing all claims against the Company. We believe the time period during which TIPS may appeal this final judgment has expired.

In October 2003, Value-Added Communications, Inc. (“VAC”) filed suit in the District Court of Dallas County, Texas against T-NETIX for alleged breach of a Patent License Agreement between VAC and T-NETIX (the “License Agreement”). VAC filed the lawsuit seeking, among other things, an interpretation of certain provisions of the License Agreement, a declaration that the License Agreement remains in effect, a license to any of T-NETIX’s improvements to the originally licensed technology, and an award of its attorneys’ fees. T-NETIX filed counter-claims against VAC for, among other things, VAC’s breach of various provisions of the License Agreement including, but not limited to, failure to assign certain improvements in technology that VAC has allegedly developed since 1996. Trial started on January 15, 2008 and went through February 8, 2008. After several days of deliberation, the jury announced that they were deadlocked, and the judge granted a mistrial on February 14, 2008. On August 1, 2008, VAC entered into a Settlement Agreement and Mutual Release and an Amended and Restated Patent License Agreement with us. The parties are in the process of filing the appropriate documentation with the Court to dismiss the suit with prejudice.

In April 2005, we filed suit in the United States District Court for the Northern District of Texas (Dallas Division) against VAC for patent infringement. VAC filed an answer and a counterclaim in this matter. VAC sought declaratory judgments as to non-infringement and invalidity. Trial in this matter had been set for February 2, 2009. On August 1, 2008, VAC entered into a Settlement Agreement and Mutual Release. The parties are in the process of filing the appropriate documentation with the Court to dismiss the suit with prejudice.

In November 2005, we filed suit in the District Court of Dallas County, Texas, against AGM Telecom Corporation and former employees of our various affiliates, and related individuals, including David McEvilly, George McNitt, Thomas Miller, Steven Capitano, Brian Dietert, AGM Telecom Corporation, Christopher McNitt, Robert G. Sargeant, James F. Winstead, Pablo Xiques, Henry Chang, and Mie Mie Chang, alleging, among other things, breach of contract and misappropriation of trade secrets. In the lawsuit, various defendants have counterclaimed for alleged violations of the Texas Business & Commerce Code, disparagement, defamation, and tortious interference. Some defendants moved to stay the case and requested the court compel arbitration of the matter, which request was granted, and some defendants filed special appearances objecting to the court’s jurisdiction. In January 2008, the Court granted the special appearances of Sargeant, Winstead and Chang, due to their lack of contacts with Texas and dismissed them from the case. The parties have since agreed to abate the state court litigation and submit all claims between the Company and the remaining defendants to arbitration. The arbitration was filed April 15, 2008. We have denied any wrongdoing with respect to the alleged counterclaims. In May 2008, all of the parties entered into a confidential settlement agreement, and the suit was dismissed with prejudice.

In October 2006, we filed suit in the U.S. Federal District Court for the Eastern District of Texas against Global Tel*Link Corporation; AGM Telecom Corporation; Inmate Calling Solutions, Inc.; and FSH Communications, LLC for patent infringement of various patents related to the inmate correctional services and telecommunications industry by each such defendant. In November, 2007, Inmate Calling Solutions, Inc. entered into a Settlement Agreement and Mutual Release, and a Patent License Agreement with us, and was dismissed from the suit. In May, 2008, AGM Telecom Corporation entered into a Settlement Agreement with us, and was dismissed with prejudice from the suit. On August 1, 2008, Global Tel*Link Corporation entered into a Settlement Agreement and Mutual Release and a Patent License, Covenant not to Sue and Non-Assertion Agreement with us. The parties are in the process of filing the appropriate documentation with the Court to dismiss the suit against Global Tel*Link Corporation with prejudice.

In May 2007, Global Tel*Link Corporation (“GTL”) and Verizon Business (“Verizon”) filed formal protest petitions against the Florida Department of Corrections (“FDOC”) (the “Protests”). The Protests challenged FDOC’s intended award to us of a five-year initial term contract for provision of Statewide Inmate Telephone Services. More specifically, the Protests sought entry of recommended and final orders either (1) awarding the contract to the protestors or (2) rejecting all proposals. The Protests were referred to the Florida Division of Administrative Hearings (“DOAH”), and we intervened as a co-respondent with FDOC. Following a formal hearing, DOAH entered a recommended order to approve the intended contract award to us; in turn FDOC adopted the recommendation in its final order. GTL and Verizon appealed the final order and sought a stay to prevent entry of a formal contract between us and FDOC during the appeal. The court denied the stay and the FDOC Contract was executed on September 25, 2007. GTL and Verizon nevertheless have continued to prosecute their appeal. Oral argument before the appeals court occurred on June 24, 2008. On August 4, 2008, the appeals court entered an order reversing the final order entered by the FDOC on the basis of a violation of due process, finding that the Secretary of the FDOC who adopted the DOAH recommended order was not impartial since he was the person who had initially made the decision to award the contract to our company and was a testifying witness in the formal hearings of the DOAH. The order is not final until the time expires to file a motion for rehearing. The case was remanded to the FDOC for further proceedings consistent with the opinion. We cannot estimate the Company's potential exposure or predict the likelihood of any outcome at this time.

In July 2007, Global Tel*Link Corporation filed suit in the Circuit Court of Montgomery County against T-Netix Inc., the State of Alabama, and the Alabama Department of Finance and Alabama Department of Corrections. This proceeding relates to the protest matter Global Tel* Link filed in Alabama in May 2007, which was concluded in April 2008. We filed a Motion to Dismiss which was denied; however, GTL conceded that several of its claims were not viable, and in its amended complaint included only one count, the intentional interference with business and contractual relations claim. Both parties agreed that the appeal of the Alabama Protest Matter could be dispositive, or at least highly persuasive, of the outcome of this second lawsuit; therefore, the Judge agreed to postpone setting any scheduling deadlines and recently postponed the trial date of August 4, 2008. The Judge also ordered the parties to mediate the case, but did not specify a deadline. There has not been any litigation activity in this case since the ruling in the companion matter on April 11, 2008. T-Netix has not admitted any wrongdoing and has vigorously denied each and every allegation in the case. No prediction of the likelihood of any outcome or reasonable estimate of range of potential loss can be made at this time.

In March 2007, the FCC asked for public comment on a proposal from an inmate advocacy group to impose a federal rate cap on interstate inmate calls. This proceeding could have a significant impact on the rates that we and other companies in the inmate telecommunications industry may charge. Similar proposals have been pending before the FCC for more than four years without action by the agency. This newest proceeding remains under review by the FCC and has received strong opposition from the inmate telecommunications industry. We cannot predict the outcome at this time.

ITEM 1A. RISK FACTORS

You should carefully consider those risk factors discussed in Forward-Looking Statements set forth previously in this document, as well as the other factors detailed from time to time in our filings with the SEC. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2008, 57,072.61 shares of Class B Common Stock were issued in connection with the appointment of our new Chief Executive Officer and 11,414.52 shares of Class B Common Stock were issued to our new Chief Financial Officer.

The Sale of the Class B Common Stock was made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a)  None

(b)  None

ITEM 6. EXHIBITS

See the Exhibit Index beginning after the signature page to this Form 10-Q.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURUS TECHNOLOGIES, INC.
(Registrant)

DATE: August 13, 2008	By:	/s/ RICHARD A. SMITH
Richard A. Smith,
Chief Executive Officer and President

DATE: August 13, 2008	By:	/s/ WILLIAM D. MARKERT
William D. Markert
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

10.6	Restricted Stock Purchase Agreement, dated as of September 9, 2004 between Securus Technologies, Inc. and Richard Falcone, incorporated by reference from Form S-4 filed May 16, 2005.

10.7	2004 Restricted Stock Purchase Plan, incorporated by reference from Form 10-Q filed November 14, 2006.

10.7.1	First Amendment to 2004 Restricted Stock Purchase Plan and Stockholder Consent, increasing authorized shares under the plan, incorporated by reference from Form 10-K filed March 30, 2007.

10.8	Employment Agreement, dated November 13, 2006, by and between the Company and Richard Falcone, incorporated by reference from Form 10-K filed November 14, 2006.

10.9	Restricted Stock Purchase Agreement, dated September, 2006 between Securus Technologies, Inc. and Richard Falcone, incorporated by reference from Form 10-K filed November 14, 2006.

10.10	Employment Agreement, dated June 11, 2008, by and between the Company and Richard A. Smith, incorporated by reference from Form 8-K filed June 13, 2008.

10.11	Restricted Stock Purchase Agreement, dated June 23, 2008, by and between Securus Technologies, Inc and Richard A. Smith, incorporated by reference from Form 8-K filed June 13, 2008.

10.12	Employment Agreement, dated June 20, 2008, by and between the Company and William D. Markert, incorporated by reference from Form 8-K filed June 24, 2008.

10.13	Restricted Stock Purchase Agreement, dated June 30, 2008, by and between Securus Technologies, Inc and William D. Markert, incorporated by reference from Form 8-K filed June 24, 2008.

14.1	Securus Code of Ethics, incorporated by reference from 10-K filed March 30, 2007.

21.1	Schedule of Subsidiaries of Securus, incorporated by reference from Form S-4 filed August 1, 2007.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

 * Filed herewith