Form 10-K/A
period 2007-12-31
Securus Technologies, Inc.
filed 2008-08-15
CIK 1320051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

Shares outstanding of each of the registrant’s classes of common stock:

Class	Outstanding at March 31,2008
Common Stock	604	shares
Class B Common Stock	73	shares

Documents Incorporated By Reference

EXPLANATORY NOTE

Securus Technologies, Inc. (the "Company") is filing this Amendment No. 2 to Form 10-K for the year ended December 31, 2007, which was originally filed March 31, 2008 and amended April 10, 2008, to revise the Principal Executive Officer and Principal Financial Officer certifications to include corrected language in paragraph 4 under Item 601(b)(31) of Regulation S-K. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update any disclosures that may have been affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K (which continues to speak as of the date thereof).   Please read all of our filings with the Commission in conjunction with this Form 10K/A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2008.

SECURUS TECHNOLOGIES, INC.

By:	/s/ RICHARD A. SMITH
Richard A. Smith
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities below on the dates indicated.

Signature	Capacity	Date

/s/ RICHARD FALCONE	Chairman of the Board	August 15, 2008
Richard Falcone

/s/ RICHARD A. SMITH	Director	August 15, 2008
Richard A. Smith

/s/ TONY TAMER	Director	August 15, 2008
Tony Tamer

/s/ BRIAN SCHWARTZ	Director	August 15, 2008
Brian Schwartz

/s/ DOUGLAS BERMAN	Director	August 15, 2008
Douglas Berman

/s/ LEWIS SCHOENWETTER	Director	August 15, 2008
Lewis Schoenwetter

/s/ ROB WOLFSON	Director	August 15, 2008
Rob Wolfson

/s/ SAMI MNAYMNEH	Director	August 15, 2008
Sami Mnaymneh

/s/ JAMES NEAL THOMAS	Director	August 15, 2008
James Neal Thomas

/s/ JACK MCCARTHY	Director	August 15, 2008
Jack McCarthy

/s/ CARLYN TAYLOR	Director	August 15, 2008
Carlyn Taylor

/s/ WILLIAM D. MARKERT	Chief Financial Officer	August 15, 2008
William D. Markert	(Principal Financial Officer)

Exhibit  Index

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

*	Filed herewith