Form 10-Q/A
period 2008-03-31
Securus Technologies, Inc.
filed 2008-08-15
CIK 1320051

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Documents Incorporated By Reference

EXPLANATORY NOTE

Securus Technologies, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-Q for the period ended March 31, 2008, which was originally filed May 15, 2008, to revise the Principal Executive Officer and Principal Financial Officer certifications to include corrected language in paragraph 4 under Item 601(b)(31) of Regulation S-K. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update any disclosures that may have been affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-Q (which continues to speak as of the date thereof).   Please read all of our filings with the Commission in conjunction with this Form 10Q/A.

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

SECURUS TECHNOLOGIES, INC.

Date: August 15, 2008	By:	/s/ RICHARD A. SMITH
Richard A. Smith
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 15, 2008	By:	/s/ WILLIAM D. MARKERT
William D. Markert
Chief Financial Officer
(Principal Financial Officer)

Exhibit  Index

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

*	Filed herewith