Form 10-Q/A
period 2008-06-30
Securus Technologies, Inc.
filed 2008-08-18
CIK 1320051

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

Shares outstanding of each of the registrant’s classes of common stock:

Class	Outstanding at June 30, 2008
Common Stock	604	shares
Class B Common Stock	68,561	shares

Documents Incorporated By Reference

EXPLANATORY NOTE

Securus Technologies, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-Q for the period ended June 30, 2008, which was originally filed August 13, 2008, to revise the Principal Executive Officer and Principal Financial Officer certifications to include corrected language in paragraph 4 under Item 601(b)(31) of Regulation S-K. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update any disclosures that may have been affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-Q (which continues to speak as of the date thereof).   Please read all of our filings with the Commission in conjunction with this Form 10Q/A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 18, 2008.

SECURUS TECHNOLOGIES, INC.

Date: August 18, 2008	By:	/s/ RICHARD A. SMITH
Richard A. Smith
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 18, 2008	By:	/s/ WILLIAM D. MARKERT
William D. Markert
Chief Financial Officer
(Principal Financial Officer)

Exhibit  Index

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

*	Filed herewith