Form 10-Q
period 2008-09-30
Securus Technologies, Inc.
filed 2008-11-14
CIK 1320051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ] Quarterly report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Shares outstanding of each of the registrant’s classes of common stock:

Class	Outstanding at September 30, 2008
Common Stock	602 shares
Class B Common Stock	154,731 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	20
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
ITEM 4. CONTROLS AND PROCEDURES	35
PART II — OTHER INFORMATION	36
ITEM 1. LEGAL PROCEEDINGS	36
ITEM 1A. RISK FACTORS	38
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	38
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	38
ITEM 5. OTHER INFORMATION	39
ITEM 6. EXHIBITS	39

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,	September 30,
	2007	2008
ASSETS		(Unaudited)
Cash and cash equivalents	$2,072	$3,590
Restricted cash	1,535	1,593
Accounts receivable, net	50,788	40,237
Prepaid expenses and other current assets	5,437	5,904
Deferred income taxes	3,034	3,309
Total current assets	62,866	54,633
Property and equipment, net	40,797	35,956
Intangibles and other assets, net	119,427	106,166
Goodwill	69,035	67,143
Total assets	$292,125	$263,898

LIABILITIES , REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable	$28,161	$25,082
Due to related party	1,000	2,336
Accrued liabilities	40,188	36,124
Deferred revenue and customer advances	16,674	15,066
Current deferred tax	1,261	1,176
Total current liabilities	87,284	79,784
Deferred income taxes	15,352	13,915
Due to related party	3,510	-
Long-term debt	263,276	273,549
Other long-term liabilities	1,593	2,301
Total liabilities	371,015	369,549

Commitments and contingencies

Series A redeemable convertible preferred stock, $2,000 stated value, total redemption value $10,200 and $11,170 at December 31, 2007 and September 30, 2008; 5,100 shares authorized and outstanding at December 31, 2007 and September 30, 2008	9,971	10,987

Stockholders’ deficit:
Common stock, $0.001 par value, 1,290,000 and 1,355,000 shares authorized at December 31, 2007 and September 30, 2008, respectively
677 and 155,333 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively	7	7
Additional paid-in capital	35,620	34,630
Accumulated other comprehensive income	1,935	266
Accumulated deficit	(126,423)	(151,541)
Total stockholders’ deficit	(88,861)	(116,638)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$292,125	$263,898

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2007 and 2008

(Dollars in thousands)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2007	2008	2007	2008
		(unaudited)		(unaudited)
Revenue:
Direct call provisioning	$79,755	$81,661	$258,593	$251,286
Offender management software	4,798	7,427	4,798	19,042
Wholesale services	10,480	6,706	35,019	22,911
Total revenue	95,033	95,794	298,410	293,239
Cost of service (exclusive of depreciation and amortization shown separately below):
Direct call provisioning, exclusive of bad debt expense	55,017	57,145	175,083	172,927
Direct call provisioning bad debt expense	8,203	6,171	29,648	20,410
Offender management software Expense	3,456	3,693	3,456	10,372
Wholesale services expense	6,600	3,805	22,339	13,948
Total cost of service	73,276	70,814	230,526	217,657
Selling, general and administrative expense	17,342	12,257	45,628	44,231
Restructuring costs	-	-	614	224
Depreciation and amortization expense	9,904	8,873	27,495	26,126
Total operating costs and expenses	100,522	91,944	304,263	288,238
Operating income (loss)	(5,489)	3,850	(5,853)	5,001
Interest and other expenses, net	7,744	10,137	22,531	29,593
Loss before income taxes	(13,233)	(6,287)	(28,384)	(24,592)
Income tax expense (benefit)	(46)	351	848	526
Net loss	(13,187)	(6,638)	(29,232)	(25,118)
Accrued dividends on redeemable convertible preferred stock	-	(334)	-	(1,017)
Net loss available to common stockholders	$(13,187)	$(6,972)	$(29,232)	$(26,135)

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007 and 2008 (Dollars in thousands)

	September 30,	September 30,
	2007	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,232)	$(25,118)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,495	26,126
Amortization of fair value of contracts acquired	861	2,761
Deferred income taxes	(1,052)	(1,199)
Non-cash interest expense	8,214	9,288
Equity loss from unconsolidated affiliate	102	-
Stock-based compensation	51	26
Amortization of deferred financing costs and debt discounts	1,540	2,578
Changes in operating assets and liabilities:
Restricted cash	(57)	(58)
Accounts receivable	15,748	10,175
Prepaid expenses and other current assets	245	(557)
Intangible and other assets	569	634
Accounts payable	(7,291)	(7,577)
Accrued liabilities and other liabilities	(5,384)	(4,513)
Net cash provided by operating activities	$11,809	$12,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment including costs of intangibles	$(16,948)	$(13,360)
Cash consideration paid for acquired business	(43,689)	-
Proceeds from sale of unconsolidated affiliate	985	-
Property insurance proceeds	88	-
Net cash used in investing activities	$(59,564)	$(13,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of second-priority senior secured notes	$39,060	$-
Advances on revolving credit facility, net	10,894	319
Cash overdraft	562	4,568
Debt issuance costs	(5,009)	(1,468)
Advance from or (payment to) related party	5,000	(2,174)
Net cash provided by financing activities	$50,507	$1,245
Effect of exchange rates on cash and cash equivalents	(1,222)	1,067
Increase in cash and cash equivalents	$1,530	$1,518
Cash and cash equivalents at the beginning of the period	558	2,072
Cash and cash equivalents at the end of the period	$2,088	$3,590

SUPPLEMENTAL DISCLOSURES:
Cash paid during period for:
Interest	$18,337	$21,813
Income taxes	$236	$846
NONCASH FINANCING AND INVESTING ACTIVITIES:
Non-cash consent fee	$400	$-
Leasehold improvements	$-	$710

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Significant Accounting Policies and Practices

Description of Business and Organization

Securus Technologies, Inc. and its subsidiaries (“Securus” or the “Company”) provide inmate telecommunications services and software solutions to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities in 44 states and the District of Columbia. Securus also provides offender management and other software solutions to U.S. and foreign correctional facilities and law enforcement agencies. The Company was incorporated in Delaware on January 12, 2004, and on March 3, 2004 and September 9, 2004, the Company acquired all of the outstanding equity interests of T-Netix, Inc. (“T-Netix”) and Evercom Holdings, Inc. (“Evercom”), respectively. On June 29, 2007, the Company acquired Syscon Holdings, Ltd. and certain of its affiliates (“Syscon”). Syscon was included in the Company’s results of operations beginning on June 29, 2007.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2008 have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of Securus.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal and recurring nature.  Interim results are not necessarily indicative of the results that may be expected for the year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Securus’ December 31, 2007 Annual Report on Form 10-K, as amended.

Reclassification

Certain amounts in the September 30, 2007 condensed consolidated financial statements have been reclassified to conform to current period presentation. This reclassification had no impact on operating income (loss), net loss, cash flows or the financial position of the Company for the prior periods presented.

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

On January 1, 2007, the Company reduced the estimate of the useful life of certain telecommunications equipment to reflect the installation, over the next several years, of its packet-based architecture. This change increased net loss by $1.4 million and $1.2 million for the nine months ended September 30, 2007 and 2008, respectively.

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

The Company’s unrecognized tax benefit as of September 30, 2008 was approximately $1.0 million, including interest and penalties of $0.1 million. The amount of unrecognized tax benefits that would impact the effective rate, if recognized, would be $0.1 million. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

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

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the quarter ended and year to date September 30, 2008, the Company recognized $40,500 in potential interest with respect to unrecognized tax benefits.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“ FASB”) issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement does not require any new fair value measurements; rather, it applies whenever other accounting pronouncements require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted the provisions of SFAS No. 157 on January 1, 2008 for financial assets and liabilities. Adoption of the standard for financial assets and liabilities on January 1, 2008 did not impact the Company’s accounting measurements but is ultimately expected to result in additional disclosures for both financial and nonfinancial assets and liabilities. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The Company will be required to adopt SFAS No. 157 in the first quarter of 2009 for nonfinancial assets and nonfinancial liabilities. The Company is currently assessing the impact SFAS No. 157 will have in relation to nonfinancial assets and liabilities on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any noncontrolling interest as of the acquisition date, the immediate expense recognition of transaction costs, and accounting for restructuring plans separately from the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS No. 141R is prohibited. Acquisitions accounted for as a business combination that are completed January 1, 2009 and thereafter will be impacted by this new standard.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”),  This Statement identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy).  This SFAS is effective November 15, 2008.  Management does not expect the application of SFAS No. 162 to have a material impact on the Company’s results of operations or financial position.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires that certain items such as foreign currency translation adjustments be presented as separate component of shareholders’ equity.  Total comprehensive loss for the three months ended September 30, 2007 and 2008 was $11.5 million and $7.5 million, respectively. Total comprehensive loss for the nine months ended September 30, 2007 and 2008 was $27.5 million and $26.8 million, respectively.

Appointment of Principal Officers

On June 11, 2008, the Company entered into an agreement with Mr. Richard A. Smith to appoint him as the Chief Executive Officer and elect him as a member of the Company’s Board of Directors, effective on June 23, 2008. Mr. Richard Falcone resigned as Chief Executive Officer on June 23, 2008 but remains Chairman of the Board of Directors until January 5, 2009.

Mr. Smith’s employment agreement extends through July 1, 2012 and provides that Mr. Smith will be granted 57,072.61 shares of Class B Common Stock, subject to the vesting requirements in his restricted stock agreement.

On June 20, 2008, the Company entered into an agreement with Mr. William D. Markert to appoint him as Chief Financial Officer, effective June 30, 2008. Mr. Markert’s employment agreement extends through July 1, 2012 and provides that Mr. Markert will receive 11,414.52 shares of the Company’s Class B Common Stock, subject to the vesting requirements in his restricted stock agreement.

Note 2 – Mergers and Acquisitions

On June 29, 2007, the Company acquired all of the outstanding capital stock of Syscon pursuant to a Stock Purchase Agreement dated April 11, 2007 (“Purchase Agreement”). The initial consideration for Syscon’s capital stock was $41 million in cash and 45.6 shares of Securus common stock, subject to a working capital adjustment. In addition, the Company agreed to pay up to an additional $7 million after each of the first three 12 month periods after the closing date if Syscon’s revenues exceeded certain thresholds and the former stockholder remained an employee.  These additional payments, if made, will be reflected as compensation expense in the statement of operations.  No additional consideration was recognized as of September 30, 2008 as the revenue threshold related to the first 12 month period was not met.  Subsequent to September 30, 2008, the Company entered into a new agreement with Syscon’s previous stockholder that amended certain provisions of the Purchase Agreement. See Note 13 – Subsequent Events.

Pursuant to the Purchase Agreement, Syscon’s previous stockholder left $5.0 million of cash in Syscon’s bank accounts upon the closing of the Syscon acquisition. The Company agreed to pay Syscon’s previous stockholder up to $5.0 million as Syscon generates Net Cash Flow (as defined in the Purchase Agreement).  Approximately $0.4 million was paid in 2007, $2.2 million was paid during the nine months ended September 30, 2008, and the remaining $2.3 million is expected to be paid by December 31, 2008.

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

Nine Months Ended
September 30,
2007
Total revenue	$309,093
Net loss	$(30,247)

On August 9, 2007, Accudata, Inc. purchased our 50% interest in its preferred stock for $1.0 million. In connection with the sale of the Accudata stock, Securus agreed to continue to conduct business with Accudata, Inc. for at least thirty-six months. Minimum monthly payments for validation services are $85,000 for the first twelve months, $56,667 for the second twelve months, and $28,333 for the third twelve months of the contract.

Note 3 – Balance Sheet Components

Accounts receivables, net consist of the following (in thousands):

	December 31,	September 30,
	2007	2008
		(Unaudited)
Accounts receivable, net:
Trade accounts receivable	$59,684	$46,582
Advance commissions receivable	2,347	1,084
Other receivables	263	228
	62,294	47,894
Less allowance for doubtful accounts	(11,506)	(7,657)
	$50,788	$40,237

At December 31, 2007 and September 30, 2008, the Company had advanced commissions to certain facilities totaling $2.3 million and $1.1 million, respectively, which are recoverable from such facilities as a reduction of earned commissions for specified monthly amounts. Amounts included in the accounts receivable represent the estimated recoverable amounts during the next fiscal year.

Direct call provisioning bad debt expense for the three and nine months ended September 30, 2007 was $8.2 million, or 10.3%, and $29.6 million, or 11.4%, respectively, of direct call provisioning revenue of $79.8 million and $258.6 million. Direct call provisioning bad debt expense for the three and nine months ended September 30, 2008 was $6.2 million, or 7.6%, and $20.4 million, or 8.1%, respectively, of direct call provisioning revenue of $81.7 million and $251.3 million.

Property and equipment, net consists of the following (in thousands):

	December 31,	September 30,
	2007	2008
		(Unaudited)
Property and equipment, net:
Telecommunications equipment	$58,302	$60,964
Leasehold improvements	3,555	3,570
Construction in progress	4,639	4,370
Office equipment	15,721	17,508
	82,217	86,412
Less accumulated depreciation and amortization	(41,420)	(50,456)
	$40,797	$35,956

Intangibles and other assets, net consist of the following (in thousands):

	December 31, 2007
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$25,240	$(6,952)	$18,288	10.2
Deferred financing costs	14,275	(3,585)	10,690	6.1
Capitalized software development costs	23,900	(11,021)	12,879	3.9
Custom software development costs	8,115	(406)	7,709	10.0
Acquired contract rights	99,098	(32,997)	66,101	9.5
Deposits and long-term prepayments	2,089	-	2,089
Non-compete and employee agreements	1,909	(238)	1,671	4.6
	$174,626	$(55,199)	$119,427

	September 30, 2008 (Unaudited)
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$24,911	$(8,066)	$16,845	10.1
Deferred financing costs	15,019	(4,772)	10,247	5.8
Capitalized software development costs	26,691	(13,679)	13,012	4.5
Custom software development costs	7,738	(1,020)	6,718	10.0
Acquired contract rights	98,673	(42,288)	56,385	9.8
Deposits and long-term prepayments	1,733	-	1,733
Non-compete and employee agreements	1,780	(554)	1,226	4.3
	$176,545	$(70,379)	$106,166

At December 31, 2007 and September 30, 2008, the carrying amount of trademarks assigned to patents and trademarks that were not subject to amortization was $2.8 million.

Amortization expense for the three and nine months ended September 30, 2007 was $6.8 million (of which $0.5 million was included in interest expense and $0.9 was amortized against revenue), and $16.0 million (of which $1.0 million was included in interest expense and $0.9 was amortized against revenue), respectively. Amortization expense for the three and nine months ended September 30, 2008 was $5.9 million (of which $0.6 million was included in interest expense and $0.9 million was amortized against revenue), and $17.4 million (of which $1.8 million was included in interest expense and $2.8 million was amortized against revenue), respectively. Estimated amortization expense related to intangibles and other assets, excluding deferred financing costs, the fair value of acquired Syscon in-process operating contracts and other assets, at September 30, 2008, and for each of the next five years through September 30, 2013, and thereafter, is summarized as follows (in thousands):

Period ending September 30	(unaudited)
2009	$17,812
2010	16,041
2011	14,155
2012	9,990
2013	7,964
Thereafter	24,573
$90,535

The fair value of Syscon’s in-process operating contracts and customer agreements acquired of $5.2 million are being amortized against revenue over the remaining life of the contracts using the percentage of completion method of accounting in accordance with EITF No. 01-3, Accounting in a Business Combination for Deferred Revenue of an Acquiree, which is estimated to be over an 18 month period from the date of acquisition. As of September 30, 2008, $4.2 million was amortized. The fair value represents the remaining amount to be billed under the acquired contractual obligations reduced by the estimated direct and indirect costs to complete and an allowance for the normal profit margin related to the activities to be performed.

Accrued liabilities consist of the following (in thousands):

	December 31,	September 30,
	2007	2008
		(Unaudited)
Accrued expenses	$24,849	$25,006
Accrued compensation	5,507	5,946
Accrued facility exit costs	321	227
Accrued taxes	2,240	3,057
Accrued interest and other	7,271	1,888
	$40,188	$36,124

Restructuring charges of $0.2 million were incurred and paid during the first quarter of 2008 related to the realignment of our field service organization because of efficiencies gained from our packet-based architecture, which we began to install in 2006 and will continue to install as customer contracts are renewed. No restructuring charges were incurred during the third quarter of 2008.

Restructuring charges of $0.6 million incurred in 2007 related to the consolidation of our internal customer care function into the Dallas office, were comprised of $0.2 million of severance expense and $0.4 million of facility exit costs for our Selma, Alabama location. All of the severance expenses were paid during the second quarter of 2007. The remaining leased facility and other costs reserve is expected to be utilized by 2010.

Note 4 – Goodwill

Goodwill allocated to our reportable segments is summarized as follows (in thousands):

		Offender
	Direct Call	Management
	Provisioning	Software	Total
Balance at December 31, 2006	$37,936	$-	$37,936
Goodwill allocation in connection with Syscon acquisition	-	28,948	28,948
Foreign currency translation	-	2,151	2,151
Balance at December 31, 2007	$37,936	$31,099	$69,035
Foreign currency translation	-	(1,892)	(1,892)
Balance at September 30, 2008	$37,936	$29,207	$67,143

Note 5 – Debt

Debt consists of the following (in thousands):

	December 31,	September 30,
	2007	2008
		(Unaudited)
Revolving credit facility	$5,000	$5,319
Second-priority senior secured notes	194,000	194,000
Senior subordinated notes	69,834	79,122
	268,834	278,411
Less unamortized discount on senior secured notes and senior subordinated notes	(5,558)	(4,892)
	$263,276	$273,549

Revolving Credit Facility — On September 30, 2008, the Company and certain of its subsidiaries entered into a senior credit agreement with a new lending institution and the other lenders party thereto (the “New Credit Agreement”) to refinance its existing revolving credit facility. The New Credit Agreement provides the Company with a $10 million letter of credit facility and a revolving facility of up to the lesser of (i) $30 million and (ii) 125% of the Company’s consolidated EBITDA (as defined in the New Credit Agreement) for the preceding 12 months less the face amount of outstanding letters of credit. The New Credit Agreement expires on June 9, 2011. Advances bear interest at an annual rate of our option equal to one of the following: (a) LIBOR plus 4.0%, or (b) a rate equal to the Base Rate plus 3.0%. The Base Rate is the greater of (i) 5%, (ii) the Federal Funds rate plus 0.5%, or (iii) the prime rate (as defined in the Credit Agreement). Interest is payable in arrears on the first day of each month. The unused availability under the new credit facility bears interest at 0.375%. The new working capital facility is secured by a first lien on substantially all of the Company’s and certain of the Company’s subsidiaries’ assets. There were no advances outstanding as of September 30, 2008 and availability under the new Credit Agreement was $21.5 million, after consideration of estimated fees and expenses associated with the closing of the New Credit Agreement and the payoff of the previous credit facility.

Prior to the New Credit Agreement, the Company had a revolving credit facility with a syndicate of lending institutions with a borrowing base limitation equal to 80% of “eligible” receivables and 50% of “eligible” inventory, as defined in the previous credit agreement (“the Credit Facility”).  The Credit Facility provided for financing on a revolving basis of up to $30.0 million and a $22.5 million letter of credit facility.  Letters of credit outstanding reduced the Company’s availability to the extent they exceeded $10.0 million and the borrowing base collateral fell below $40 million. The borrowing base collateral was principally comprised of the Company’s receivables and inventory less certain defined reserves. Amounts unused under the Credit Facility were subject to a fee, due quarterly, based on a per annum rate of 0.375% per annum due monthly.   Advances received on the Credit Facility bore interest at the Company’s option using either (a) the prime rate, which was 7.25% and 5.00% at December 31, 2007 and September 30, 2008, respectively, or (b) the Eurodollar Rate of 6.97% and 5.93% as of December 31, 2007 and September 30, 2008, respectively. The Company borrowed under the Credit Facility to cover normal business cash requirements.  As of December 31, 2007 the Company had $19.5 million of borrowing availability under the Credit Facility. As of September 30, 2008, the Company had borrowed $5.3 million under the Credit Facility and repaid the balance on October 1, 2008 in conjunction with the borrowings under the New Credit Agreement.

Second-Priority Senior Secured Notes — The Company has $194.0 million of 11% Second-priority Senior Secured Notes outstanding. These notes were issued at a discount of $4.5 million, or 97.651% of face value. The Senior Secured Notes are secured by a second lien on substantially all of the Company’s and certain of the Company’s subsidiaries’ assets other than accounts receivable, inventory and real property.

The fair values associated with our Senior Secured Notes were quoted as of September 30, 2008, at a trading price of $70.25 and $80.50, 17.74% and 4.17% decrease from the quoted value at December 31, 2007. We believe the decrease in value is a reflection of the recent credit market crisis which caused a significant downturn in global and domestic markets.

All $194.0 million of principal is due September 9, 2011. To the extent the Company generates excess cash flow (as defined in the indenture) in any calendar year, the Company is required by the Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 104% of face value.  No excess cash flow payment was due for the year ended December 31, 2007 because no excess cash flow was generated.  Interest is payable semiannually on March 1 and September 1. The effective interest rate is 11.5% on the Second-priority Senior Secured Notes.

Senior Subordinated Notes —The Company has outstanding $79.1 million of Senior Subordinated Notes, unsecured and subordinate to the revolving credit facility, that bear interest at an annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by our revolving credit facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated Notes. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013. In connection with the issuance of the Senior Subordinated Notes, the Company issued warrants to acquire 51 shares of its common stock at an exercise price of $10 per share to the Senior Subordinated Noteholders. As a result, the Company discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance. During the nine months ended September 30, 2008, $9.3 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. The effective interest rate is 18.50% on the Senior Subordinated Notes. In order to enter into additional financing to complete the Syscon acquisition in 2007, the Company incurred a non-cash consent fee of $0.4 million payable to the holders of the Senior Subordinated Notes. This fee was added to the principal balance of the Senior Subordinated Notes.

All of the Company’s domestic subsidiaries and certain of its foreign subsidiaries (the “Subsidiary Guarantors”) are fully, unconditionally, and jointly and severably liable for the revolving credit facility, Senior Subordinated Notes and Second-priority Senior Secured Notes. The Subsidiary Guarantors are wholly-owned. The Company has not included separate financial statements of their subsidiaries because of (a) their aggregate assets, liabilities, earnings and equity are presented on a consolidated basis and (b) the Company believes that separate financial statements and other disclosures concerning subsidiaries are not material to investors.

The Company’s credit facilities contain financial and operating covenants that require the maintenance of certain financial ratios, including specified fixed charge interest coverage ratios, maintenance of minimum levels of operating cash flows and maximum capital expenditure limitations. These covenants also limit the Company’s ability to incur additional indebtedness, make certain payments including dividends to shareholders, invest and divest company assets, and sell or otherwise dispose of capital stock. In the event that the Company fails to comply with the covenants and restrictions, as specified in the credit agreements, it may be in default, at which time payment of the long term debt and unpaid interest may be accelerated and become immediately due and payable. In December 2007, the Company issued $10.2 million of Series A Redeemable Convertible Preferred Stock primarily to the Company’s majority stockholder, H.I.G. T-Netix, Inc. (“H.I.G.”), to avoid a default under the indenture for its 11% Second-priority Senior Secured Notes. There is no guarantee that the proceeds of the issuance will prevent a future default under our credit facilities. Based on our current and expected level of operations, we believe our cash flow from operations, available cash and available borrowings under our new $30.0 million credit facility will be adequate to make required capital expenditures and to service our indebtedness and meet our other working capital needs for at least twelve months from our balance sheet dated September 30, 2008. We cannot assure you, however, that our available sources of cash will be sufficient to enable us to make such capital expenditures, service our indebtedness or to fund our other working capital needs. Further, in the event we wish to make additional acquisitions, we may need to seek additional financing. As of December 31, 2007 and September 30, 2008, the Company was in compliance with all covenants.

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

In August of 2008, the Company aggregated certain segments into one reportable segment. The Solutions Services, Telecommunications Services, and Equipment Sales segments were combined into the Wholesale Services segment as these three segments demonstrate similar economic characteristics. These segments are similar in the nature, class of customer, distribution methods, and regulatory environment for their products and services. In accordance with SFAS No. 131, segment disclosure for prior periods segment data have been reclassified to conform to the 2008 presentation.

The Company has three reportable segments: Direct Call Provisioning, Offender Management Software and Wholesale Services. Through these segments, the Company provides inmate telecommunication products and services for correctional facilities, including security enhanced call processing, call validation and billing services for inmate calling, and software solutions to manage and monitor inmate, parole and probation activity. Depending upon the contractual relationship at the site and the type of customer, the Company provides these products and services primarily through direct contracts between the Company and correctional facilities. A smaller portion of our business is provided through wholesale service agreements with other telecommunications service providers and system sales to certain telecommunications providers.

The Company evaluates performance of each segment based on operating results. Total assets are those owned by or allocated to each segment. Assets included in the “Corporate and Other” column of the following table include all assets not specifically allocated to a segment. There are no intersegment sales. The Company’s reportable segments are specific business units that offer different products and services and have varying operating costs associated with such products. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company uses estimates to allocate certain direct costs and selling, general and administrative costs, as well as for depreciation and amortization, goodwill, and capital expenditures. Estimation is required in these cases because the Company does not have the capability to specifically attribute such costs to a particular segment. The estimation is based on relevant factors such as proportionate share of revenue of each segment to the total business.

Segment information for the nine months ended September 30, 2007 (unaudited) is as follows (in thousands):

	Direct	Offender
	Call	Management	Wholesale	Corporate
	Provisioning	Software	Services	& Other	Total
Revenue from external customers	$258,593	$4,798	$35,019	$-	$298,410
Segment gross margin	$53,862	$1,342	$12,680	$-	$67,884
Depreciation and amortization	24,235	923	2,244	93	27,495
Other operating costs and expenses	6,397	1,291	255	38,299	46,242
Operating income (loss)	$23,230	$(872)	$10,181	$(38,392)	(5,853)
Interest and other expenses, net					22,531
Segment loss before income taxes					(28,384)
Capital expenditures	$16,827	$16	$-	$105	$16,948
September 30, 2007:
Total assets	$200,344	$63,133	$14,696	$24,358	$302,531
Goodwill	$37,936	$28,849	$-	$-	$66,785

Segment information for the nine months ended September 30, 2008 (unaudited) is as follows (in thousands):

	Direct	Offender
	Call	Management	Wholesale	Corporate
	Provisioning	Software	Services	& Other	Total
Revenue from external customers	$251,286	$19,042	$22,911	$-	$293,239
Segment gross margin	$57,949	$8,670	$8,963	$-	$75,582
Depreciation and amortization	21,115	2,853	2,066	92	26,126
Other operating costs and expenses	6,943	6,505	369	30,638	44,455
Operating income (loss)	$29,891	$(688)	$6,528	$(30,730)	5,001
Interest and other expenses, net					29,593
Segment loss before income taxes					(24,592)
Capital expenditures	$12,241	$82	$-	$1,037	$13,360
September 30, 2008:
Total assets	$180,972	$56,411	$13,297	$13,218	$263,898
Goodwill	$37,936	$29,207	$-	$-	$67,143

Segment information for the three months ended September 30, 2007 (unaudited) is as follows (in thousands):

	Direct	Offender
	Call	Management	Wholesale	Corporate
	Provisioning	Software	Services	& Other	Total
Revenue from external customers	$79,755	$4,798	$10,480	$-	$95,033
Segment gross margin	$16,535	$1,342	$3,880	$-	$21,757
Depreciation and amortization	8,051	923	899	31	9,904
Other operating costs and expenses	2,206	1,291	69	13,776	17,342
Operating income (loss)	$6,278	$(872)	$2,912	$(13,807)	(5,489)
Interest and other expenses, net					7,744
Segment loss before income taxes					(13,233)
Capital expenditures	$5,278	$16	$-	$66	$5,360

Segment information for the three months ended September 30, 2008 (unaudited) is as follows (in thousands):

	Direct	Offender
	Call	Management	Wholesale	Corporate
	Provisioning	Software	Services	& Other	Total
Revenue from external customers	$81,661	$7,427	$6,706	$-	$95,794
Segment gross margin	$18,345	3,734	2,901	-	24,980
Depreciation and amortization	6,828	931	1,084	30	8,873
Other operating costs and expenses	2,283	2,377	110	7,487	12,257
Operating income (loss)	$9,234	$426	$1,707	$(7,517)	3,850
Interest and other expenses, net					10,137
Segment loss before income taxes					(6,287)
Capital expenditures	$3,964	$23	$-	$633	$4,620

Note 7 - Redeemable Convertible Preferred Stock

As of September 30, 2008, the Company had 5,100 shares of Series A Redeemable Convertible Preferred Stock (“Preferred Stock”), which was issued in December 2007. Each share of the Preferred Stock has a stated value of $2,000 and accrues dividends annually at 12.5% of the stated value. The Preferred Stock has a liquidation preference equal to the greater of its per share purchase price plus any accrued but unpaid dividends and the amount the holder would receive if such share were converted to shares of common stock. At the election of the Board of Directors, the Company may redeem the Preferred Stock at any time on or after January 1, 2010, some or all of the shares outstanding on the date of redemption. The redemption price will be equal to the greater of the liquidation amount or the fair market value as of the redemption date.

Each share of Preferred Stock initially was convertible into one share of common stock, subject to adjustments for certain events. Furthermore, if the Company did not achieve the $45 million Credit Facility Cash Flow (as defined in the Company’s Certificate of Designation for the Preferred Stock) for the twelve months ended June 30, 2008, each share of Preferred Stock was convertible into 200 shares of Common Stock, as adjusted for certain events. The Company did not achieve the $45 million of Credit Facility Cash Flow. As a result, each share of Preferred Stock is now convertible into 200 shares of Common Stock, as adjusted for certain events. The intrinsic value of the conversion option was zero as the fair value of the Common Stock was less than the conversion price at the commitment date.

The Preferred Stock was issued in part to avoid a financial covenant default under the Company’s indenture for the Second-Priority Senior Secured Notes (See Note 5). The Company’s majority stockholder, H.I.G., purchased substantially all of the shares of Preferred Stock for approximately $10.2 million. The proceeds from the issuance were applied to earnings in determining compliance with the covenants in the indenture for the quarters ended December 31, 2007 through September 30, 2008. The Company accrues dividends on the Preferred Stock; however the Company’s credit facilities contain financial and operating covenants which limit the ability to make dividend payments to the Company’s shareholders. As of September 30, 2008, the Company had accrued but unpaid dividends of $1.0 million for the Series A Preferred Stock.

Note 8 – Stockholders’ Equity

Common Stock

In conjunction with the issuance of the Preferred Stock, the Company’s shareholders approved a 1 for 1,000 reverse stock split for the Common Stock and Class B Common Stock on December 15, 2007. All shares, options and warrants have been restated to give retroactive effect to the reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the split had occurred as of December 31, 2006. In connection with the reverse split, authorized shares of common stock were reduced to 1,300,000 shares of capital stock with a par value of $0.001, of which 1,190,000 were designated Class A Common Stock, 10,000 were designated Preferred Stock, of which 5,100 were designated as Series A Convertible Preferred Stock, and 100,000 were designated Class B Common Stock.

In August of 2008, the Company authorized an additional 65,000 shares of Class B Common Stock. In September 2008, the Company filed a Third Amended and Restated Certificate of Incorporation, which authorized 1,365,000 shares of capital stock with a par value of $0.001. 1,190,000 shares were designated Class A Common Stock, 10,000 were designated Preferred Stock, of which 5,100 were designated as Series A Convertible Preferred Stock, and 165,000 were designated Class B Common Stock. All issued shares of common stock are entitled to vote on a one share/one vote basis.

As of September 30, 2008, 602.0 shares of Common Stock were issued and outstanding and 154,731 shares of the Class B Common Stock were issued and outstanding. Shares of Class B Common Stock are subject to vesting as described below and upon vesting, convertible into shares of Common Stock. Other than provisions related to vesting and a $57,000 per share liquidation preference for the Common Stock, holders of the shares of Common Stock and Class B Common Stock have identical rights and privileges. The Company’s credit facilities restrict the ability to pay dividends to holders of the Company’s capital stock.

Warrants

The holders of the Senior Subordinated Notes hold warrants to purchase 51.01 shares of Common Stock. The warrant exercise price is $10 per share. The warrants are immediately exercisable upon issuance and expire on September 9, 2014. As a result, we discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the stock warrants at the time of issuance.

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

In August of 2008, the Board of Directors issued a unanimous resolution to adopt a Third Amendment to the 2004 Restricted Stock Plan which increased the number of authorized shares of Class B Common Stock from 75,000 to 165,000 shares.

The Company’s Board of Directors administers the 2004 Restricted Stock Purchase Plan. The plan is designed to serve as an incentive to attract and retain qualified and competent employees. The per share purchase price for each share of Class B Common Stock is determined by the Company’s Board of Directors. Class B Common Stock vests based on performance criteria or ratably over a period or periods, as provided in the related restricted stock purchase agreement.

On June 11, 2008, the Company entered into an agreement with Mr. Richard A. Smith to appoint him as the Chief Executive Officer and elect him as a member of the Company’s Board of Directors. Mr. Smith was granted 57,072.61 shares of Class B Common Stock.

On June 20, 2008, the Company entered into an agreement with Mr. William D. Markert to appoint him as Chief Financial Officer, effective June 30, 2008. Mr. Markert was granted 11,414.52 shares of Class B Common Stock.

As of September 30, 2008, 154,731 shares of Class B Common Stock were issued under the 2004 Restricted Stock Purchase Plan. Of this amount, (a) 57,072.61 of these shares were issued to our new Chief Executive Officer; (b) 11,414.52 shares were issued to our new Chief Financial Officer; (c) 86,170 shares were issued to eleven of our executives and to two members of the Company’s Board of Directors.

These shares are subject to forfeiture pursuant to the terms of the 2004 Restricted Stock Purchase Plan and the restrictions described hereafter. Generally, as to 36.6% of the shares issued to the Company’s executives, the restriction period ends upon the sale of the Company’s stock by certain of its other stockholders. The restriction period for 31.7% of the stock ends upon the lapse of time, ratably over three to four years from the date of issue. With respect to the remaining shares, the restriction period ends upon the Company attaining certain performance measures determined by its Board of Directors.  Upon a change of control, the restriction period could end for all of the restricted shares that have not previously vested. The restricted shares are entitled to dividends, if declared, which will be distributed upon termination of the restriction period with respect to any such restricted shares.

The Company measures compensation expense on these restricted shares commensurate with their vesting schedules. For the portion of the restricted shares that vest contingently with the occurrence of certain events, the Company records compensation expense when such events become probable. The incremental compensation expense on the restricted shares issued was determined based on the estimated fair value of the Class B Common Stock, which resulted in $51,000 and $26,000 in compensation expense charged to the consolidated statement of operations for nine months ended September 30, 2007 and September 30, 2008, respectively.

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

In June 2000, T-NETIX was named, along with AT&T, in a lawsuit in the Superior Court of King County, Washington, in which two private citizens allege violations of state rules requiring pre-connect audible disclosure of rates as required by Washington statutes and regulations. T-Netix and other defendants successfully obtained dismissal and a "primary jurisdiction" referral in 2002.  In 2005, after several years of inactivity before the Washington Utilities and Transportation Commission (“WUTC”), the state telecommunications regulatory agency, T-Netix prevailed at the trial court in securing an Order entering summary judgment on grounds of lack of standing, but that decision was reversed by an intermediate Washington state appellate court in December 2006.  T-Netix’s subsequent Petition for Review by the Washington Supreme Court was denied in January 2008, entitling Plaintiffs to continue to pursue their claims against T-Netix and AT&T.  This matter was referred to the WUTC on the grounds of primary jurisdiction, in order for the WUTC to determine various regulatory issues. On May 22, 2008, AT&T filed with the trial court a cross-claim against T-Netix seeking indemnification. T-Netix moved to dismiss AT&T’s cross-claim, but the court denied that motion and deferred resolution of whether AT&T's belated indemnification claim is within the statute of limitations for summary judgment. Given the absence of any significant judicial discovery to date, however, we cannot estimate the Company's potential exposure or predict the outcome of this dispute.

In September 2004, TIP Systems, LLC and TIP Systems Holdings Co., Inc. (“TIPS”) filed suit in the United States District Court for the Southern District of Texas (Houston Division) against numerous defendants including us. In TIPS, we, along with other inmate telecommunications providers, were alleged to have infringed on patents concerning “cord-free” or “hands-free” inmate phone technology. This lawsuit against us was dismissed on March 1, 2007, when our motion for summary judgment was granted on the issue of non-infringement. TIPS appealed to the U.S. Court of Appeals and oral arguments occurred on April 9, 2008. On June 18, 2008, the appellate court affirmed the summary judgment. As TIPS has filed a Petition for Writ of Certiorari with the United States Supreme Court, this matter remains pending. We cannot estimate the Company's potential exposure or predict the likelihood of any outcomes at this time. Additionally, the TIPS entities have filed a lawsuit in the Southern District of Texas against us which alleges substantially similar allegations concerning patent infringement claims for “cord-free” or “hands-free” inmate phone technology. This lawsuit against us was similarly dismissed on January 10, 2008 when our motion for summary judgment was granted on the issues of non-infringement and a finding that Securus was not a proper defendant in the lawsuit. Although TIPS attempted to appeal this Order to the U.S. Court of Appeals, the attempt was premature due to issues that remain pending in the district court case. On June 24, 2008, the trial court entered a final judgment dismissing all claims against the Company. The time period during which TIPS may appeal this final judgment has expired.

In October 2003, Value-Added Communications, Inc. (“VAC”) filed suit in the District Court of Dallas County, Texas against T-NETIX for alleged breach of a patent license agreement between VAC and T-NETIX (the “License Agreement”). Trial started on January 15, 2008 and went through February 8, 2008. After several days of deliberation, the jury announced it was deadlocked, and the judge granted a mistrial on February 14, 2008. On August 1, 2008, VAC entered into a settlement agreement and mutual release and an amended and restated patent license agreement with us. The suit was dismissed with prejudice.

In April 2005, we filed suit in the United States District Court for the Northern District of Texas (Dallas Division) against VAC for patent infringement. VAC filed an answer and a counterclaim in this matter. Trial in this matter had been set for February 2, 2009. On August 1, 2008, VAC entered into a settlement agreement and mutual release with us. The suit was dismissed with prejudice.

In October 2006, we filed suit in the U.S. Federal District Court for the Eastern District of Texas against Global Tel*Link Corporation; AGM Telecom Corporation; Inmate Calling Solutions, Inc.; and FSH Communications, LLC for patent infringement of various patents. In November, 2007, Inmate Calling Solutions, Inc. entered into a Settlement Agreement and Mutual Release, and a Patent License Agreement with us, and was dismissed from the suit. In May, 2008, AGM Telecom Corporation entered into a Settlement Agreement with us, and was dismissed with prejudice from the suit. On August 1, 2008, Global Tel*Link Corporation entered into a Settlement Agreement and Mutual Release and a Patent License, Covenant not to Sue and Non-Assertion Agreement with us. The suit against Global Tel*Link Corporation was dismissed with prejudice, and the suit against FSH Communications, LLC was dismissed without prejudice.

In May 2007, Global Tel*Link Corporation (“GTL”) and Verizon Business (“Verizon”) filed formal protest petitions against the Florida Department of Corrections (“FDOC”) (the “Protests”). The Protests challenged FDOC’s intended award to us of a five-year initial term contract for provision of Statewide Inmate Telephone Services. More specifically, the Protests sought entry of recommended and final orders either (1) awarding the contract to the protestors or (2) rejecting all proposals. The Protests were referred to the Florida Division of Administrative Hearings (“DOAH”), and we intervened as a co-respondent with FDOC. Following a formal hearing, DOAH entered a recommended order to approve the intended contract award to us; in turn FDOC adopted the recommendation in its final order. GTL and Verizon appealed the final order and sought a stay to prevent entry of a formal contract between us and FDOC during the appeal. The court denied the stay and the FDOC Contract was executed on September 25, 2007. GTL and Verizon nevertheless have continued to prosecute their appeal. Oral argument before the appeals court occurred on June 24, 2008. On August 4, 2008, the appeals court entered an order reversing the final order entered by the FDOC on the basis of a violation of due process, finding that the Secretary of the FDOC who adopted the DOAH recommended order was not impartial since he was the person who had initially made the decision to award the contract to our company and was a testifying witness in the formal hearings of the DOAH. The order is not final until the time expires to file a motion for rehearing. The case was remanded to the FDOC for further proceedings consistent with the opinion. On September 18, 2008, FDOC issued an amended final order (the “Amended Final Order”).  The Amended Final Order also concluded that the Protests should be dismissed.  GTL and Verizon asked FDOC to reconsider the Amended Final Order, arguing that the appellate court’s decision required appointment of a neutral third-party from outside FDOC to issue the order.  FDOC did not respond to the request for reconsideration.  On October 17, 2008, GTL and Verizon filed an appeal of the Amended Final Order with the state appeals court.  GTL’s and Verizon’s initial briefs are due in December 2008. We cannot estimate the Company's potential exposure or predict the likelihood of any outcome at this time.

In July 2007, Global Tel*Link Corporation filed suit in the Circuit Court of Montgomery County against T-Netix Inc., the State of Alabama, and the Alabama Department of Finance and Alabama Department of Corrections. This proceeding relates to the protest matter Global Tel* Link filed in Alabama in May 2007, which was concluded in April 2008. We filed a motion to dismiss which was denied; however, GTL conceded that several of its claims were not viable, and in its amended complaint included only one count, the intentional interference with business and contractual relations claim. The judge agreed to postpone setting any scheduling deadlines and recently postponed the trial date of August 4, 2008. The judge ordered the parties to mediate the case but did not specify a deadline. There has not been any activity in this case since the ruling in the companion matter on April 11, 2008. T-Netix has not admitted any wrongdoing and has vigorously denied each and every allegation in the case. We cannot estimate the Company's potential exposure or predict the likelihood of any outcome at this time.

In March 2007, the FCC asked for public comment on a proposal from an inmate advocacy group to impose a federal rate cap on interstate inmate calls. This proceeding could have a significant impact on the rates that we and other companies in the inmate telecommunications industry may charge. Similar proposals have been pending before the FCC for more than four years without action by the agency. This newest proceeding remains under review by the FCC and has received strong opposition from the inmate telecommunications industry. In August 2008 a group of inmate telephone service providers provided the FCC with an "industry wide" cost of service study for their consideration.  The matter remains pending at the FCC. We cannot predict the outcome at this time.

Note 10 – Guarantees

In February 2008, the Company entered into an agreement with a telecommunications vendor, primarily for local and long distance services, whereby the Company guaranteed a minimum annual purchase commitment over a three year period. Management believes the fair value of the minimum purchase commitment to be zero. At September 30, 2008, the maximum amount of the minimum purchase commitment is $1.9 million annually.

In May 2008, the Company entered into an agreement with Excel Telecommunications for the purchase of custom carrier services, whereby the Company guaranteed a minimum annual purchase commitment over a one year period. Management believes the fair value of the minimum purchase commitment to be zero. At September 30, 2008 the maximum amount of the minimum purchase commitment is $3.8 million annually.

Note 11 – Related Party Transactions

Effective April 1, 2008, Ms. Carlyn Taylor was elected to the Company’s Board of Directors. Ms. Taylor is currently a Senior Managing Director at FTI Consulting (“FTI”), an international financial consulting firm engaged by the Company to perform certain financial and business consulting services. Pursuant to its agreement with the Company, FTI receives a fee of between $15,000 and $40,000 per month depending on the number of consulting hours it provides to the Company. Management has recently taken steps to reduce the maximum charge from FTI to approximately $15,000 per month. The Company paid FTI $0.2 million and $0.4 million during the nine months ended September 30, 2007 and 2008, respectively. Additionally, FTI is eligible to receive up to a two percent equity interest in the Company if the Company achieves certain performance goals.

Note 12 – Patent Litigation Settlement

On August 1, 2008, the Company entered into settlement agreements and mutual releases regarding several outstanding patent matters. See Note 9 – Legal Proceedings for a discussion of each of these matters. The settlement income was recorded against SG&A costs as we have incurred substantial legal and other professional service fees related to these settlements as SG&A expenses since the fourth quarter of 2006.

Note 13 – Subsequent Events

On November 12, 2008, the Company entered into an agreement with the previous stockholder of Syscon, Mr. Floyd Sully, to amend the Syscon Purchase Agreement. The new agreement deletes and terminates the earn-out consideration payable under the Syscon Purchase Agreement and shortens by six months Mr. Sully’s period of non-competition. Pursuant to the new agreement, Mr. Sully’s Employment Agreement with Syscon was terminated and Syscon entered into a Consulting Agreement with a company controlled by Mr. Sully. The Consulting Agreement covers certain management and advisory and other services to be provided over a period of three years, for which Syscon will pay a total of approximately $1,090,000 in fees. Additionally, the remaining balance of $994,212 owed to Mr. Sully related to the Net Cash Flow arrangement entered into in connection with the Syscon Purchase Agreement will be paid by December 31, 2008. Copies of the agreement that amends the Syscon Purchase Agreement and of the Consulting Agreement are filed with this report on Form 10-Q.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. Any statements contained in this quarterly report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates,” “believes,” “expects,” “intends,” “seeks to,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements. All forward-looking statements are based on information available to the Company on the date hereof, and investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements. These factors include, but are not limited to: (i) competition in our industry and in the telecommunications industry generally; (ii) our substantial amount of debt; (iii) our accumulated deficits; (iv) our financial results being dependent on the success of our billing and bad debt management systems; (v) loss of major partners or customers and recent trends in the inmate telecommunications industry and the risks of government contracts; (vi) protection of our proprietary technology and ensuring that we do not infringe on the proprietary technology of other companies; (vii) our ability to adapt new technologies and respond effectively to customer requirements or provide new products and services; (viii) control by our equity investors; (ix) our ability to adapt to changes in state and federal regulations that apply to the inmate telecommunications industry; (x) extensive government legislation and regulations; (xi) the economic downturn, and (xii) other factors detailed from time to time in our filings with the SEC.

Overview

Securus Technologies, Inc. is one of the largest suppliers of inmate communications and information management solutions, serving approximately 2,600 correctional facilities nationwide as of September 30, 2008. Syscon Holdings, Ltd., our wholly-owned subsidiary, is a leader in innovative Offender and Case Management Software design and delivery, and its systems have been implemented in many states and large counties across North America, Australia and in the United Kingdom.

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

Revenues

We derived approximately 87% and 86% of our revenues for the nine months ended September 30, 2007 and 2008, respectively, from our direct operation of inmate telecommunication systems and the provision of related services located in correctional facilities within 44 states and the District of Columbia. We enter into multi-year agreements under direct or “prime” contracts with the correctional facilities, pursuant to which we serve as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, we pay a commission to the correctional facility based upon inmate telephone use. Our commission rates averaged approximately 45% for the year ended December 31, 2007, and averaged 45% and 44% for the nine months ended September 30, 2007 and 2008, respectively. We install and generally retain ownership of the telephones and the associated equipment and provide additional services tailored to the specialized needs of the corrections industry and to the requirements of each individual correctional facility, such as call activity recording and call blocking. In our direct call provisioning business, we earn the full retail value of the call and pay corresponding line charges and commissions. As a result, our direct call provisioning business gross profit dollars are higher, but our gross profit margin is lower, than in our wholesale business.

We derived approximately 1.6% and 6.5% of our revenues from our offender management software business for the nine months ended September 30, 2007 and 2008, respectively. Offender management systems are platforms that allow facilities managers and law enforcement personnel to analyze data to reduce costs, prevent and solve crimes and facilitate rehabilitation through a single user interface. Revenue related to the Offender Management software is recognized under Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue is recognized when the fair value of vendor specific objective evidence (“VSOE”) is determined. If the VSOE of fair value cannot be determined for any undelivered element or any undelivered element is essential to the functionality of the delivered element, revenue is deferred until such criteria are met or recognized as the last element is delivered. Under the residual method, the fair value of the undelivered elements is deferred and the difference between the total arrangement fee and the amount recorded as deferred revenue for the undelivered elements is recognized as revenue related to the delivered elements.

We derived approximately 11.7% and 8.0% of our revenues for the nine months ended September 30, 2007 and 2008, respectively, from the wholesale services segment. We derive this revenue through sale of equipment or providing telecommunication services to RBOCs, LECs, IXCs and independent telecommunications companies as customers or service partners through subcontracts with the RBOCs, LECs, IXCs or with larger correctional institutions supporting their telecommunication contracts with correctional facilities.

The solutions business within wholesale services consists of providing validation, uncollectible account management and billing services. In this business, accounts receivable generated from calls placed by inmates in correctional facilities are typically purchased from the third party inmate telecommunication providers and we accept responsibility for call validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC, LEC, IXC or independent customer. However, all purchased receivables must be processed and validated through our risk management system prior to allowing the call to be completed and also must be billed through our proprietary billing systems. Revenues from our solutions services equal the difference between the face value of the receivables purchased and the amount we pay the RBOC, LEC, IXC or independent customers for the discounted accounts receivable. Because revenues associated with our solutions business represent only a percentage of the face value of the receivables purchased, the associated billing and collection fees and uncollectible account expense represent a much higher percentage of revenues as compared to our direct call provisioning business. In the solutions business, we do not bear any of the costs of facility commissions, equipment, line charges or direct sales charges, but bear the risk of unbillable and uncollectible accounts receivable.

The telecommunications business provides equipment, security enhanced call processing, call validation, and service and support through the telecommunications providers, rather than directly to the facility. Although our revenues for services to telecommunications service providers are lower than in our direct call provisioning business, where we provide the service to the facility directly and receive the retail value of the call, we do not incur all the additional capital costs related to these larger contracts that can require up-front or guaranteed commission payments. Our gross margin percentage for providing telecommunications services is higher than the margin for our direct call provisioning business because we do not incur commissions, transport costs or risk of collection. We also sell equipment, typically consisting of our inmate calling system, to a limited number of telecommunication services providers

In our direct call provisioning business and solutions services, we accumulate call activity data from our various installations and bill our revenues related to this call activity primarily through direct billing agreements with LEC billing agents, or in some cases through billing aggregators. We also receive payment on a prepaid basis for a significant portion of our services and record deferred revenue until the prepaid balances are used. In each case, we recognize revenue when the calls are completed and accrue the related telecommunication costs for validating, transmitting, billing and collection, bad debt, and line and long-distance charges, along with commissions payable to the facilities. In our telecommunications services business, our service partner bills the called party and we either share the revenues with our service partner or receive a prescribed fee for each call completed. We also charge fees for additional services such as customer support and advanced validation.

Cost of Service

Our principal costs of service for our direct call provisioning business consists of commissions paid to correctional facilities which are typically expressed as a percentage of either gross or net direct revenues and are typically fixed for the term of the agreements with the facilities; bad debt expense, consisting of unbillable and uncollectible accounts; billing charges; customer service costs; telecommunication costs such as telephone line access, long distance and other charges; field operations and maintenance costs, which consist primarily of field service on our installed base of inmate telephones; and selling, general, and administrative costs. We pay monthly line and usage charges to RBOCs and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus, for certain LECs, a per message or per minute usage rate based on the time and duration of the call. We also pay fees to RBOCs and other LECs and long distance carriers based on usage for long distance calls. Third-party billing charges consist of payments to LECs and other billing service providers for billing and collecting revenues from called parties. Customer service costs represent either in-house or contracted customer service representatives who handle questions and concerns and take payments from billed parties.

Cost of service associated with our offender management software business primarily includes salaries and related costs of employees and contractors who provide technological services to develop, customize or enhance the software for our clients

Cost of service for our wholesale service business includes billing and collection, call validation, bad debt expense and service costs for correctional facilities, including salaries and related personnel expenses, and inmate calling systems repair and maintenance expenses.

Facility Commissions. In our direct call provisioning business, we pay a facility commission typically based on a percentage of our billed revenues from such facility. Commissions are set at the beginning of each facility contract.

Bad Debt. We account for bad debt as a cost of providing telecommunications in all our business segments. We accrue the related telecommunications cost charges along with an allowance for unbillable and uncollectible calls, based on historical experience. Charges for inmate telephone calls on a collect basis are considered unbillable, in cases when there is no billing address for the telephone number called, or uncollectible, when the billed party is unable or unwilling to pay for the call. We use a proprietary, specialized billing and bad-debt management system to integrate our billing with our call blocking, validation, and customer inquiry procedures. We seek to manage our higher risk revenues by proactively requiring certain billed parties to prepay collect calls or be directly billed by us. This system utilizes multi-variable algorithms to minimize bad debt expense by adjusting our credit policies and billing. For example, when unemployment rates are high, we may decrease credit to less creditworthy-billed parties or require them to purchase prepaid calling time in order to receive inmate calls. Bad debt tends to rise as the economy worsens, and is subject to numerous factors, some of which may not be known. To the extent our bad debt management system overcompensates for bad debt exposure by limiting credit to billed parties, our revenues and profitability may decline as fewer calls are permitted to be made. We anticipate that if the U.S. economy continues its decline, either our bad debt may rise, or revenue from marginal billed parties may decline, or a combination of both may occur. However, we have tightened our credit policy to reduce our risk of loss from bad debts. Consequently, billed minutes, revenues and operating income may be negatively impacted by our credit policy actions.

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

Industry Trends

The corrections industry, which includes the inmate calling and offender management software markets, is and can be expected to remain highly competitive.  We compete directly with numerous other suppliers of inmate call processing systems and other corrections-related products (including our own wholesale service provider customers) that market their products to our same customer base. We provide our wholesale products and services to inmate telecommunications service providers, such as Global Tel*Link, Embarq, AT&T, and FSH Communications. For the three and nine months ended September 30, 2008, 7.0% and 7.8%, respectively, of our total revenues were generated from contracts with wholesale service providers.

Since 2005, when large industry participants communicated plans to exit the inmate telecommunications sector, we have seen a steady decrease in our wholesale services volumes as AT&T has gradually exited the inmate telecommunications market. We also experienced a decline in our wholesale services revenues and profits associated with our customer, Global Tel*Link, and expect revenues and profits from this customer will continue to decline.

However, we believe that the departure of large industry participants from the direct call provisioning business has presented significant opportunities for us and other independent providers. Contracts to service the facilities are subject to competitive bidding, and as we seek to secure inmate telecommunications contracts with larger county and state departments of corrections, we may be required to provide multi-million dollar up front payments, surety bonds or guaranteed commissions, as well as incur the cost of equipment and similar costs.

To successfully compete for large county and state departments of corrections contracts without committing significant capital resources, we have entered into a wholesale services partnering arrangement with Embarq. Through this arrangement we have signed an agreement to install, operate and maintain a telecommunications network for the Texas Department of Criminal Justice, one of the largest state prison systems in the country, and expect to recognize up to $100 million in wholesale services revenues over the life of this contract. Additionally, we will continue to bid on other large county and state department of corrections contracts with Embarq, and expect revenues and profits from the wholesale services segment to significantly grow beginning in the second half of 2009.

Results of Operations

The following table sets forth, for the three months and nine months ended September 30, 2007 and 2008, our results of operations (in thousands).

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2008	2007	2008
	(Unaudited)		(Unaudited)
Revenue:
Direct call provisioning	$79,755	$81,661	$258,593	$251,286
Offender management software	4,798	7,427	4,798	19,042
Wholesale services	10,480	6,706	35,019	22,911
Total revenue	$95,033	$95,794	$298,410	$293,239
Expenses:
Cost of services	$73,276	$70,814	$230,526	$217,657
Selling, general and administrative	17,342	12,257	45,628	44,231
Restructuring costs	-	-	614	224
Depreciation and amortization	9,904	8,873	27,495	26,126
Total operating costs and expenses	100,522	91,944	304,263	288,238
Operating income (loss)	$(5,489)	$3,850	$(5,853)	$5,001

	Total Variance		Total Variance
	In Dollars		In Dollars
	Between the		Between the
	Three Months		Nine Months
	Ended September 30,	%	Ended September 30,	%
	2007 and 2008	Change	2007 and 2008	Change
(Dollars in thousands)	(Unaudited)		(Unaudited)
Revenue:
Direct call provisioning	$1,906	2.4%	$(7,307)	(2.8)%
Offender management software	2,629	54.8	14,244	296.9
Wholesale services	(3,774)	(36.0)	(12,108)	(34.6)
Total revenue	761	0.8	(5,171)	(1.7)
Expenses:
Total cost of service	(2,462)	(3.4)	(12,869)	(5.6)
Selling, general and administrative	(5,085)	(29.3)	(1,397)	(3.1)
Restructuring costs	-	-	(390)	(63.5)
Depreciation and amortization	(1,031)	(10.4)	(1,369)	(5.0)
Total operating costs and expenses	(8,578)	(8.5)	(16,025)	(5.3)
Operating income (loss)	$9,339	170.1%	$10,854	(185.4)%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenues.  Compared to the third quarter of the prior year, consolidated revenues increased $0.8 million, or 0.8%, to $95.8 million due primarily to stronger direct call provisioning and offender management software segment performance which offset the declines in wholesale services revenues. The primary components of the change in revenues are discussed below:

Direct call provisioning revenues increased $1.9 million, or 2.4%, to $81.7 million primarily due to $5.4 million in new prime department of corrections contracts won from competitors. We installed the State of Arizona in April 2008 which generated $1.7 million in the third quarter, and we expect this account to generate approximately $6.0 million of annual revenue. The increase was offset by a $3.5 million decrease primarily due to the loss of contracts with several departments of corrections during the second half of 2007 combined with the impact of the slowing economy, as we have implemented tighter credit controls in an effort to reduce our bad debt exposure.

Offender management software revenues increased $2.6 million or 54.8% to $7.4 million primarily due to an increase in the level of effort requested by Her Majesty’s Prison Service in the United Kingdom through our sub-contracting agreement with Electronic Data Systems Inc. The majority of our offender management revenues are currently associated with our ongoing implementation of our software for Her Majesty’s Prison Service in the United Kingdom, through a sub-contracting agreement with Electronic Data Systems, Inc. We expect to continue to have consistent revenues from this contract through the first quarter of 2009. In connection with the Syscon acquisition, we valued Syscon’s customer contracts and related deferred revenues at fair value, which impacts the amount of revenue and profit we recognize. As a result, during the three months ended September 30, 2008 and 2007, our offender management software revenues and operating profit were $0.9 million lower than would have been reported had no acquisition occurred, representing the current period amortization of contracts acquired.

Wholesale services revenues decreased by $3.8 million or 36% primarily due to terminations of service by Global Tel*Link as its underlying facility contracts expired. We expect wholesale services revenues to decline over the remainder of 2008 as these contracts continue to expire. However, revenues from this segment are expected to grow in 2009 with the installation of the Texas Department of Criminal Justice facilities, which are scheduled to be fully installed by mid-2009. We expect to generate up to $100 million in wholesale services revenues over the life of this contract.

Cost of Service. Compared to the third quarter of 2007, cost of service decreased $2.5 million, or 3.4%, to $70.8 million. A comparison of the components of our business segment gross margins is provided below:

	For The Three Months		For The Three Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2007		2008
	(Unaudited)		(Unaudited)
Direct call provisioning
Revenue	$79,755		$81,661
Cost of service	63,220	79.3%	63,316	77.5%
Segment gross margin	$16,535	20.7%	$18,345	22.5%
Offender management software
Revenue	$4,798		$7,427
Cost of service	3,456	72.0%	3,693	49.7%
Segment gross margin	$1,342	28.0%	$3,734	50.3%
Wholesale services
Revenue	$10,480		$6,706
Cost of service	6,600	63.0%	3,805	56.7%
Segment gross margin	$3,880	37.0%	$2,901	43.3%

Cost of service in our direct call provisioning segment as a percentage of revenue decreased to 77.5% from 79.3% primarily due to lower bad debt expense. Bad debt expense declined in 2008 as a result of our shift to selling products on our prepaid platforms, instituting tighter credit policies and other strategic initiatives implemented to reduce our bad debt exposure. Additionally, the third quarter of 2007 was negatively impacted by approximately $0.7 million of additional write-offs associated with complications from our billing system conversion during the second quarter of 2007. We expect to generate further benefit over the remainder of 2008 through operating efficiencies gained from our packet-based architecture, network optimization and other initiatives that we believe will reduce our cost structure over the long term. With the continuing economic downturn, however, we cannot assure you that we will be able to maintain our collection rates.

Cost of service in our offender management software segment as a percentage of revenue decreased to 49.7% from 72.0% % mainly due to the implementation of a more accurate timekeeping procedure in 2008. Cost of service for the offender software segment primarily represents salaries and related costs of employees and contractors, who provide technological services to develop, customize or enhance the software for our clients. Time incurred for research and development or administrative activities by these employees is classified as SG&A expense in 2008.

Cost of service in our wholesale services segment as a percentage of our revenue decreased to 56.7% from 63.0% as a result of our bad debt savings initiatives discussed above. Cost of service is a more volatile component of wholesale services relative to our direct call provisioning business because most of the cost is comprised of bad debt expense.

SG&A. SG&A expenses of $12.3 million were $5.1 million, or 29.3%, lower than the prior year due primarily to the settlement of several intellectual property lawsuits during the third quarter of 2008. Income recognized from these settlements was recorded against SG&A costs as we have incurred substantial legal and other professional service fees related to these settlements in SG&A expense since the fourth quarter of 2006. We expect our legal expenses to decline over the remainder of 2008 and beyond because of the settlement of these lawsuits. Additionally, during the quarter we implemented cost cutting initiatives to lower general and administrative costs. We expect these initiatives to continue to decrease our costs through the remainder of 2008 and into 2009. The decrease in SG&A expense was offset with an increase of approximately $1.0 million in costs associated with the reorganization of the executive team of the Company.

Depreciation and Amortization Expenses. Depreciation and amortization expenses of $8.9 million were $1.0 million, or 10.4%, lower than the prior year quarter. Amortization is lower in 2008 as a result of intangibles related to the Evercom acquisition that became fully amortized in 2007.

Interest and Other Expenses, net. Interest and other expenses were $7.7 million and $10.1 million for the three months ended September 30, 2007 and 2008, respectively. The increase relates primarily to fluctuations in foreign exchange gains and losses and the increasing interest on the Senior Subordinated Notes due to interest being paid-in-kind. Additionally, we experienced a foreign exchange transaction loss of $0.4 million for the three months ended September 30, 2008 compared to a gain of $1.2 million for the same period in 2007.

Income Tax Expense. Income tax benefit for the three months ended September 30, 2007 was $46,000 compared to income tax expense of $0.4 million for the three months ended September 30, 2008. The Company generates tax expense principally due to changes in its deferred tax balances and amounts due to the state taxing jurisdictions.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenues.  The Company’s revenue for the nine months ended September 30, 2008 decreased $5.2 million, or 1.7%, to $293.2 million. This decrease was due primarily to a decrease in the Company’s direct call provisioning and wholesale services segments, offset by the addition of offender management software revenues.  The primary components of the decrease in revenues are discussed below:

Direct call provisioning revenues decreased $7.3 million, or 2.8%, to $251.3 million primarily due to a reduction of $15.5 million in lost contracts of several departments of corrections during the second half of 2007, combined with the impact of the slowing economy, as we have implemented tighter credit controls in an effort to reduce our bad expense. The decrease in revenue was offset by $8.2 million in new prime business contracts won, net of accounts not renewed. The contract for the State Florida Department of Corrections generated $9.9 million and the State of Arizona Department of Corrections generated approximately $3.3 million for the nine months ended September 30, 2008. We completed the installation of Cook County, Illinois late in the third quarter of 2008 and expect this account to generate approximately $10.0 million of annual revenues.

Offender management software revenues increased $14.2 million to $19.0 million. The acquisition of Syscon was consolidated in our revenues as of June 29, 2007. Prior year revenues were only reflective of the three months ended September 30, 2007. The majority of our offender management software revenues are currently associated with our ongoing implementation of our software for Her Majesty’s Prison Service in the United Kingdom, through a sub-contracting agreement with Electronic Data Systems, Inc. We expect to continue to have consistent revenues from this contract through the first quarter of 2009. Syscon’s balance sheet reflects fair values of assets and liabilities on the acquisition date. In connection with the Syscon acquisition, we valued Syscon’s customer contracts and related deferred revenues at fair value, which impacts the amount of revenue and profit we recognize. As a result, during the nine months ended September 30, 2008, offender management software revenues and operating profit were $2.8 million lower than would have been reported had no acquisition occurred, representing the current period amortization of contracts acquired. Revenues for the nine months ended 2007 were reduced by $0.9 million related to amortization of the contracts acquired.

Wholesale services decreased $12.1 million or 34.6% primarily due to terminations of service by Global Tel*Link as its underlying facility contracts expired. We expect that wholesale revenues will grow in 2009 with the installation of the Texas Department of Criminal Justice facilities which are scheduled to be fully installed by mid-2009. We expect to generate up to $100 million in wholesale services revenues over the life of this contract.

Cost of Service.  Total cost of service decreased by $12.9 million, or 5.6%, to $217.7 million for the nine months ended September 30, 2008.  The decrease was due primarily to the decrease in revenues and lower bad debt expenses, partially offset by the expenses related to the offender management software business we acquired in June of 2007. A comparison of the components of our gross margins is provided below.

	For The Nine Months		For The Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2007		2008
	(Unaudited)		(Unaudited)
Direct call provisioning
Revenue	$258,593		$251,286
Cost of service	204,731	79.2%	193,337	76.9%
Segment gross margin	$53,862	20.8%	$57,949	23.1%
Offender management software
Revenue	$4,798		$19,042
Cost of service	3,456	72.0%	10,372	54.5%
Segment gross margin	$1,342	28.0%	$8,670	45.5%
Wholesale services
Revenue	$35,019		$22,911
Cost of service	22,339	63.8%	13,948	60.9%
Segment gross margin	$12,680	36.2%	$8,963	39.1%

Cost of service in our direct call provisioning segment as a percentage of revenue decreased to 76.9% from 79.2% primarily due to lower bad debt expense. Bad debt expense for the nine months ended September 30, 2008 was substantially lower as a result of a shift to our prepaid platforms, tighter credit policies and other strategic initiatives implemented during 2007 to reduce our bad debt exposure. In 2007, we incurred over $1.7 million in bad debt arising from the migration of the billing records data to a new platform, which caused a short-term spike in our bad debt expense. We expect to generate further benefits in the fourth quarter of 2008 through operating efficiencies gained from our packet-based architecture, network optimization and other initiatives that we believe will continue to reduce our cost structure over the long term. With the continuing economic downturn, however, we cannot assure you that we will be able to maintain our collection rates.

Cost of service in our offender management software segment as a percentage of revenue decreased to 54.5% from 72.0% mainly due to the implementation of a more accurate timekeeping procedure in 2008. Cost of service for the offender software segment primarily represents salaries and related costs of employees and contractors, who provide technological services to develop, customize or enhance the software for our clients. Time incurred for research and development or administrative activities by these employees is classified as SG&A expense in 2008.

Cost of service in our wholesale services segment as a percentage of revenue decreased to 60.9% from 63.8% as a result our bad debt savings initiatives described above. Cost of service is a more volatile component of wholesale services relative to the direct provisioning business because most of the cost is comprised of bad debt expense.

SG&A. SG&A expenses of $44.2 million were $1.4 million, or 3.1%, lower than the prior year due primarily to the settlement of several intellectual property lawsuits during the third quarter of 2008. Income recognized from these settlements was recorded against SG&A costs as we have incurred substantial legal and other professional service fees related to these settlements in SG&A expense since the fourth quarter of 2006. We expect our legal expenses to decline over the remainder of 2008 and beyond because of the settlement of these lawsuits. Additionally, during the quarter we implemented cost cutting initiatives to lower general and administrative costs. We expect these initiatives to continue to decrease our costs through the remainder of 2008 and into 2009. This decrease was offset by an increase of $5.2 million of SG&A expenses in our offender management software segment because 2007 results included only one quarter of Syscon expenses and an increase of approximately $1.0 million in costs associated with the reorganization of the executive team of the Company.

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

Depreciation and Amortization Expenses. Depreciation and amortization expenses of $26.1 million were $1.4 million, or 5.0%, lower than the prior year nine month period. The decrease is primarily attributable to lower amortization of intangibles related to the Evercom acquisition that became fully amortized in 2007, partially offset by an increase in amortization on new software development and purchases. Depreciation and amortization in 2008 includes $2.9 million related to Syscon operations associated primarily with the write-up of Syscon’s assets to fair market value as of the acquisition date.

Interest and Other Expenses, net. Interest and other expenses were $22.5 million and $29.6 million for the nine months ended September 30, 2007 and 2008, respectively. The increase relates primarily to the increasing principal on the Senior Subordinated Notes due to interest being paid-in-kind and interest expense on the additional $40 million 11% Second-priority Senior Secured Notes due 2011 issued on June 29, 2007. Additionally, we experienced a foreign exchange transaction loss of $1.4 million for the nine months ended September 30, 2008 compared to a gain of $1.2 million for the same period in 2007.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2007 was $0.8 million compared to $0.5 million for the nine months ended September 30, 2008. The Company generated tax expense due principally to changes in its deferred tax balances and amounts due to the state taxing jurisdictions.

Liquidity and Capital Resources

The Company’s principal liquidity requirements are to service and repay our debt and meet our capital expenditure and operating needs. We are significantly leveraged. As of September 30, 2008, we had $278.4 million in total debt outstanding before considering $2.6 million of original issue discount on our Second-Priority Senior Secured Notes and $2.3 million of fair value attributable to warrants issued in connection with our Senior Subordinated debt financing, both of which are reflected as discounts to outstanding long-term debt in our condensed consolidated financial statements (see additional information on our long and short-term debt under "Debt and Other Obligations" below). As of September 30, 2008, we had advances of $5.3 million outstanding under our revolving credit facility before obtaining our new working capital facility (See Note 5), a net cash overdraft of $6.6 million related to outstanding checks, and a total stockholders’ deficit of $116.6 million.

In September of 2008, we entered into a new revolving credit facility that should provide for greater liquidity than our previous credit facility to meet our operating requirements considering the current credit market crisis. As of November 13, 2008, we had unused capacity of $13.5 million under our new facility.

The indenture for our Second-priority Senior Secured Notes requires us to maintain a Credit Facility Coverage Ratio above 1.75. This financial covenant is calculated by dividing Credit Facility Cash Flow by Credit Facility Interest Expense (each as defined in the indenture) and is calculated on a pro forma basis for the impact of acquisitions, such as our acquisition of Syscon in June 2007. The indenture provides that two consecutive quarters of non-compliance with the Credit Facility Coverage Ratio will cause a default. The definition of the Credit Facility Coverage Ratio provides that the proceeds from equity we issue are added to Credit Facility Cash Flow. We issued $10.2 million of Series A Redeemable Convertible Preferred Stock to our stockholders in December 2007, in part to avoid a default under the indenture.  There is no guarantee that the proceeds of the issuance will prevent a future default under our credit facilities. Based on our current and expected level of operations, we believe our cash flow from operations, available cash and available borrowings under our $30.0 million facility will be adequate to make required capital expenditures and to service our indebtedness and meet our other working capital needs for at least twelve months from our balance sheet dated September 30, 2008.

Cash Flows

Our cash flows from operations are primarily attributable to the operations of our direct call provisioning business, which represents approximately 86% of our revenues for the nine months ended September 30, 2008. The level of our cash flows depends on multiple factors, including contract renewals and new business, as well as growth in inmate populations. Our net cash provided by operating activities is also affected by the level of our operating and other expenses.

The following table provides cash flow data for the nine months ended September 30, 2007 and 2008:

	For the Nine Months Ended
(Dollars in thousands)	September 30,	September 30,
	2007	2008
	(Unaudited)
Net cash provided by operating activities	$11,809	$12,566
Net cash used in investing activities	$(59,564)	$(13,360)
Net cash provided by financing activities	$50,507	$1,245

Cash Flows for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Net cash provided by operating activities for the nine months ended September 30, 2008, consisted primarily of $31.1 million of operating income before considering non-cash expenses, such as $26.1 million of depreciation and amortization, $3.3 million of working capital benefit, offset by $21.8 million of cash paid for interest. Net cash provided by operating activities for the nine months ended September 30, 2007, consisted primarily of $21.6 million of operating income before considering non-cash expenses such as $27.5 million of depreciation and amortization, $8.4 million of working capital benefit, offset by $18.3 million of cash paid for interest expense. The working capital fluctuations were due to short-term month-end timing of certain normal operating receipts and disbursements and annual prepaid commission advances to certain facilities. Additionally, the decline in our receivables due to lower wholesale services volumes caused us to generate less cash from working capital in 2008.

Cash used in investing activities was $59.6 million and $13.4 million for the nine months ended September 30, 2007 and 2008, respectively. The $13.4 million represents capital expenditures of equipment and intangibles to maintain and grow the direct call provisioning business. In June 2007, we utilized $43.7 million related to the acquisition of Syscon and $16.9 million was invested in equipment and intangible assets to grow the direct call business. The decline in capital spending was principally due to a decline in signing bonuses offered on newly acquired contracts.

Cash provided by financing activities was $50.5 million and $1.2 million for the nine months ended September 30, 2007 and 2008, respectively. The $1.2 million primarily relates to $0.3 million in net draws on the Company's revolving credit facility for short term operational needs and a benefit from a timing difference in outstanding checks. The decline in financing activities from 2007 is because of the issuance of $40.0 million of notes in 2007 to fund the Syscon acquisition. As of November 13, 2008, there was $16.5 million of borrowings under the revolving credit facility.

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current and expected level of operations, we believe our cash flow from operations, available cash and available borrowings under our $30.0 million working capital facility will be adequate to make required capital expenditures and to service our indebtedness and meet our other working capital needs for at least twelve months from our balance sheet dated September 30, 2008. We cannot assure you, however, that our available sources of cash will be sufficient to enable us to make such capital expenditures, service our indebtedness or to fund our other working capital needs. Further, in the event we wish to make additional acquisitions, we may need to seek additional financing.

Debt and other Obligations

Revolving Credit Facility — On September 30, 2008, we entered into a senior credit agreement with new lenders (the “New Credit Agreement”) to refinance our existing revolving credit facility. The New Credit Agreement provides us with a $10 million letter of credit facility and a revolving facility of up to the lesser of (i) $30 million and (ii) 125% of our consolidated EBITDA (as defined in the New Credit Agreement) for the preceding 12 month less the face amount of outstanding letters of credit. The New Credit Facility expires on June 9, 2011. Advances bear interest at an annual rate of our option equal to one of the following: (a) LIBOR plus 4.0%, or (b) a rate equal to the Base Rate plus 3.0%. The Base Rate is the greater of (i) 5%, (ii) the Federal Funds rate plus 0.5%, or (iii) the prime rate (as defined in the Credit Agreement). Interest is payable in arrears on the first day of each month. The unused availability under the new credit facility bears interest at 0.375% per annum due monthly. The new working capital facility is secured by a first lien on substantially all of our and certain of our subsidiaries’ assets. There were no advances outstanding under this agreement as of September 30, 2008. There were no advances outstanding as of September 30, 2008 and availability under the New Credit Agreement was $21.5 million, after consideration of estimated fees and expenses associated with the closing of the New Credit Agreement and the payoff of the previous credit facility.

Prior to the New Credit Agreement, we had a revolving credit facility with a syndicate of lending institutions with a borrowing base limitation equal to 80% of “eligible” receivables and 50% of “eligible” inventory, as defined in the previous credit agreement (the “Credit Facility”).  The Credit Facility provided for financing on a revolving basis of up to $30.0 million and a $22.5 million letter of credit facility.  Letters of credit outstanding reduced our availability to the extent they exceeded $10.0 million and the borrowing base collateral fell below $40 million. The borrowing base collateral was principally comprised of the our receivables and inventory less certain defined reserves. Amounts unused under the Credit Facility were subject to a fee, due quarterly, based on a per annum rate of 0.375%.   Advances received on the Credit Facility bore interest at our option using either (a) the prime rate, which was 7.25% and 5.00% at December 31, 2007 and September 30, 2008, respectively, or (b) the Eurodollar Rate of 6.97% and 5.93% as of December 31, 2007 and September 30, 2008, respectively. We borrowed under the Credit Facility to cover normal business cash requirements.  As of December 31, 2007 we had $19.5 million of borrowing availability under the Credit Facility. As of September 30, 2008, we had borrowed $5.3 million under the Credit Facility and repaid the balance on October 1, 2008 in conjunction with the funding from the New Credit Agreement.

Second-priority Senior Secured Notes — We have $194.0 million of the 11% Second-priority Senior Secured Notes outstanding. These notes were issued at a discount of $4.5 million, or 97.651% of face value. The Senior Secured Notes are secured by a second lien on substantially all of our and certain of the subsidiaries’ assets other than accounts receivable, inventory and real property.

All $194.0 million of principal is due September 9, 2011. To the extent we generate excess cash flow (as defined in the indenture) in any calendar year, we are required by the Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 104% of face value.  No excess cash flow payment was due for the year ended December 31, 2007 because no excess cash flow, as defined, was generated.  Interest is payable semiannually on March 1 and September 1. The effective interest rate is 11.5% on the Second-priority Senior Secured Notes.

The fair values associated with our Senior Secured Notes were quoted as of September 30, 2008, at a trading price of $70.25 and $80.50, 17.74% and 4.17% decrease from the quoted value at December 31, 2007. We believe the decrease in value is a reflection of the recent credit market crisis which caused a significant downturn in global and domestic markets.

Senior Subordinated Notes — We have outstanding $79.1 million of Senior Subordinated Notes unsecured and subordinate to the revolving credit facility, that bear interest at an annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by our revolving credit facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated Notes. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013. In connection with the issuance of the Senior Subordinated Notes, we issued warrants to acquire 51 shares of its common stock at an exercise price of $10 per share to the Senior

Subordinated Noteholders. As a result, we discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance. During the nine months ended September 30, 2008, $9.3 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. The effective interest rate is 18.50% on the Senior Subordinated Notes. In order to enter into additional financing to complete the Syscon acquisition in 2007, we incurred a non-cash consent fee of $0.4 million payable to the holders of the Senior Subordinated Notes. This fee was added to the principal balance of the Senior Subordinated Notes.

All of our domestic subsidiaries and certain of our foreign subsidiaries (the “Subsidiary Guarantors”) are jointly and severably liable for the working capital facility, Senior Subordinated Notes and Second-priority Senior Secured Notes. The Subsidiary Guarantors are wholly-owned. We have not included separate financial statements of our subsidiaries because of our (a) aggregate assets, liabilities, earnings and equity are presented on a consolidated basis and (b) we believe that separate financial statements and other disclosures concerning subsidiaries are not material to investors.

Our credit facilities contain financial and operating covenants that require the maintenance of certain financial ratios, including specified fixed interest coverage ratios, maintenance of minimum levels of operating cash flows and maximum capital expenditure limitations. These covenants also limit our ability to incur additional indebtedness, make certain payments including dividends to shareholders, invest and divest company assets, and sell or otherwise dispose of capital stock. In the event that we fail to comply with the covenants and restrictions, as specified in the credit agreements, it may be in default, at which time payment of the long term debt and unpaid interest may be accelerated and become immediately due and payable. As of September 30, 2008, we were in compliance with all covenant in our credit facilities.

Other Long-Term Liabilities. Other long-term liabilities include approximately $1.8 million of tenant improvement concessions pertaining to the lease of our primary facilities that will be amortized over the life of the lease as prescribed by SFAS No. 13 and FASB Technical Bulletin 88-1. The Company recorded amortization totaling $0.2 million for these improvement concessions during the nine months ended September 30, 2008.

Capital Requirements

As of September 30, 2008, our contractual cash obligations and commitments on an aggregate basis were as follows:

	For the Twelve Months Ended September 30,
	2009	2010	2011	2012	2013	Thereafter
Long-term debt (1)	$-	$-	$199,319	$-	$39,561	$39,561
Unrecognized tax benefits	-	-		-	-	1,036
Minimum purchase guarantees	5,003	2,200	620	-	-	-
Operating leases	3,049	2,608	2,036	1,674	1,439	2,116
Total contractual cash obligations and commitments	$8,052	$4,808	$201,975	$1,674	$41,000	$42,713

(1)

Does not include any amounts that may be drawn under our new working capital facility, which expires on June 9, 2011, or accrued interest under our long-term debt. Assumes no repurchases of second-priority senior secured notes or senior subordinated notes during such period whether or not mandatory.

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

Revenue Recognition and Patent Settlement

Revenues from direct call provisioning are recognized at the time the telephone call is completed and revenues from our wholesale segment are recognized in the period in which calls are processed through our systems. Revenues from equipment sales are recognized when the equipment is shipped to customers. We record deferred revenues for advance billings to customers, or prepayments by customers.

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

Revenue generated from contracts with multiple elements is recognized in accordance with Emerging Issues Task Force 00-21 (“EITF 00-21”), Accounting for Revenue Arrangements with Multiple Deliverables. In accounting for multiple-element arrangements, one of the key judgments to be made is the accounting value that is attributable to the different contractual elements. The appropriate allocation of value not only impacts which revenue stream is credited with the revenue, it also impacts the amount and timing of revenue recorded in the consolidated statement of operations during a given period due to the differing methods of recognizing revenue. Revenue is allocated to each element based on the accounting determination of the relative fair value of that element to the aggregate fair value of all elements. The fair values must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of similar cash arrangements with unrelated parties that are not part of a multiple-element arrangement. When sufficient evidence of the fair values of the individual elements does not exist, revenue is not allocated among them until that evidence exists. Instead, the revenue is recognized as earned using revenue recognition principles applicable to the entire arrangement as if it were a single element arrangement.

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

Changes in Accounting Standards

In September 2006, the Financial Accounting Standards Board (“ FASB”) issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement does not require any new fair value measurements; rather, it applies whenever other accounting pronouncements require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted the provisions of SFAS No. 157 on January 1, 2008 for financial assets and liabilities. Adoption of the standard for financial assets and liabilities on January 1, 2008 did not impact the Company’s accounting measurements but is ultimately expected to result in additional disclosures for both financial and nonfinancial assets and liabilities. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The Company will be required to adopt SFAS No. 157 in the first quarter of 2009 for nonfinancial assets and nonfinancial liabilities. The Company is currently assessing the impact SFAS No. 157 will have in relation to nonfinancial assets and liabilities on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any noncontrolling interest as of the acquisition date, the immediate expense recognition of transaction costs, and accounting for restructuring plans separately from the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS No. 141R is prohibited. Acquisitions accounted for as a business combination that are completed January 1, 2009 and thereafter will be impacted by this new standard.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”),  This Statement identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy).  This SFAS is effective November 15, 2008.  Management does not expect the application of SFAS No. 162 to have a material impact on the Company’s results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market rate risk for changes in interest rates related to our revolving line of credit. Interest expense on our floating rate debt will increase more than expected if interest rates rise. Our $30.0 million revolving line of credit bears an interest rate equal to one of the following, at our option: (a) LIBOR plus 4.0%, or (b) a rate equal to the Base Rate plus 3.0%. The Base Rate is the greater of (i) 5%, (ii) the Federal Funds rate plus 0.5%, or (iii) the prime rate (as defined in the Credit Agreement).The effect of a 10% fluctuation in the interest rate on our revolving line of credit would have had a negligible impact on our interest expense for the nine months ended September 30, 2007 and 2008. Approximately 90% of outstanding debt at September 30, 2008, is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact on net earnings and cash flows.

The Company is exposed to foreign currency exchange rates on the earnings, cash flows and financial position of the Company’s international operations. The Company is not able to project the possible effect of these fluctuations on translated amounts or future earnings due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and each other, and the number of currencies involved. The Company’s most significant exposure is to the British pound.

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

2. Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2000, T-NETIX was named, along with AT&T, in a lawsuit in the Superior Court of King County, Washington, in which two private citizens allege violations of state rules requiring pre-connect audible disclosure of rates as required by Washington statutes and regulations. T-Netix and other defendants successfully obtained dismissal and a "primary jurisdiction" referral in 2002.  In 2005, after several years of inactivity before the Washington Utilities and Transportation Commission (“WUTC”), the state telecommunications regulatory agency, T-Netix prevailed at the trial court in securing an Order entering summary judgment on grounds of lack of standing, but that decision was reversed by an intermediate Washington state appellate court in December 2006.  T-Netix’s subsequent Petition for Review by the Washington Supreme Court was denied in January 2008, entitling Plaintiffs to continue to pursue their claims against T-Netix and AT&T.  This matter was referred to the WUTC on the grounds of primary jurisdiction, in order for the WUTC to determine various regulatory issues. On May 22, 2008, AT&T filed with the trial court a cross-claim against T-Netix seeking indemnification. T-Netix moved to dismiss AT&T’s cross-claim, but the court denied that motion and deferred resolution of whether AT&T's belated indemnification claim is within the statute of limitations for summary judgment. Given the absence of any significant judicial discovery to date, however, we cannot estimate the Company's potential exposure or predict the outcome of this dispute.

In September 2004, TIP Systems, LLC and TIP Systems Holdings Co., Inc. (“TIPS”) filed suit in the United States District Court for the Southern District of Texas (Houston Division) against numerous defendants including us. In TIPS, we, along with other inmate telecommunications providers, were alleged to have infringed on patents concerning “cord-free” or “hands-free” inmate phone technology. This lawsuit against us was dismissed on March 1, 2007, when our motion for summary judgment was granted on the issue of non-infringement. TIPS appealed to the U.S. Court of Appeals and oral arguments occurred on April 9, 2008. On June 18, 2008, the appellate court affirmed the summary judgment. As TIPS has filed a Petition for Writ of Certiorari with the United States Supreme Court, this matter remains pending. We cannot estimate the Company's potential exposure or predict the likelihood of any outcomes at this time. Additionally, the TIPS entities have filed a lawsuit in the Southern District of Texas against us which alleges substantially similar allegations concerning patent infringement claims for “cord-free” or “hands-free” inmate phone technology. This lawsuit against us was similarly dismissed on January 10, 2008 when our motion for summary judgment was granted on the issues of non-infringement and a finding that Securus was not a proper defendant in the lawsuit. Although TIPS attempted to appeal this Order to the U.S. Court of Appeals, the attempt was premature due to issues that remain pending in the district court case. On June 24, 2008, the trial court entered a final judgment dismissing all claims against the Company. The time period during which TIPS may appeal this final judgment has expired.

In October 2003, Value-Added Communications, Inc. (“VAC”) filed suit in the District Court of Dallas County, Texas against T-NETIX for alleged breach of a patent license agreement between VAC and T-NETIX (the “License Agreement”). Trial started on January 15, 2008 and went through February 8, 2008. After several days of deliberation, the jury announced it was deadlocked, and the judge granted a mistrial on February 14, 2008. On August 1, 2008, VAC entered into a settlement agreement and mutual release and an amended and restated patent license agreement with us. The suit was dismissed with prejudice.

In April 2005, we filed suit in the United States District Court for the Northern District of Texas (Dallas Division) against VAC for patent infringement. VAC filed an answer and a counterclaim in this matter. Trial in this matter had been set for February 2, 2009. On August 1, 2008, VAC entered into a settlement agreement and mutual release with us. The suit was dismissed with prejudice.

In October 2006, we filed suit in the U.S. Federal District Court for the Eastern District of Texas against Global Tel*Link Corporation; AGM Telecom Corporation; Inmate Calling Solutions, Inc.; and FSH Communications, LLC for patent infringement of various patents. In November, 2007, Inmate Calling Solutions, Inc. entered into a Settlement Agreement and Mutual Release, and a Patent License Agreement with us, and was dismissed from the suit. In May, 2008, AGM Telecom Corporation entered into a Settlement Agreement with us, and was dismissed with prejudice from the suit. On August 1, 2008, Global Tel*Link Corporation entered into a Settlement Agreement and Mutual Release and a Patent License, Covenant not to Sue and Non-Assertion Agreement with us. The suit against Global Tel*Link Corporation was dismissed with prejudice, and the suit against FSH Communications, LLC was dismissed without prejudice.

In May 2007, Global Tel*Link Corporation (“GTL”) and Verizon Business (“Verizon”) filed formal protest petitions against the Florida Department of Corrections (“FDOC”) (the “Protests”). The Protests challenged FDOC’s intended award to us of a five-year initial term contract for provision of Statewide Inmate Telephone Services. More specifically, the Protests sought entry of recommended and final orders either (1) awarding the contract to the protestors or (2) rejecting all proposals. The Protests were referred to the Florida Division of Administrative Hearings (“DOAH”), and we intervened as a co-respondent with FDOC. Following a formal hearing, DOAH entered a recommended order to approve the intended contract award to us; in turn FDOC adopted the recommendation in its final order. GTL and Verizon appealed the final order and sought a stay to prevent entry of a formal contract between us and FDOC during the appeal. The court denied the stay and the FDOC Contract was executed on September 25, 2007. GTL and Verizon nevertheless have continued to prosecute their appeal. Oral argument before the appeals court occurred on June 24, 2008. On August 4, 2008, the appeals court entered an order reversing the final order entered by the FDOC on the basis of a violation of due process, finding that the Secretary of the FDOC who adopted the DOAH recommended order was not impartial since he was the person who had initially made the decision to award the contract to our company and was a testifying witness in the formal hearings of the DOAH. The order is not final until the time expires to file a motion for rehearing. The case was remanded to the FDOC for further proceedings consistent with the opinion. On September 18, 2008, FDOC issued an amended final order (the “Amended Final Order”).  The Amended Final Order also concluded that the Protests should be dismissed.  GTL and Verizon asked FDOC to reconsider the Amended Final Order, arguing that the appellate court’s decision required appointment of a neutral third-party from outside FDOC to issue the order.  FDOC did not respond to the request for reconsideration.  On October 17, 2008, GTL and Verizon filed an appeal of the Amended Final Order with the state appeals court.  GTL’s and Verizon’s initial briefs are due in December 2008. We cannot estimate the Company's potential exposure or predict the likelihood of any outcome at this time.

In July 2007, Global Tel*Link Corporation filed suit in the Circuit Court of Montgomery County against T-Netix Inc., the State of Alabama, and the Alabama Department of Finance and Alabama Department of Corrections. This proceeding relates to the protest matter Global Tel* Link filed in Alabama in May 2007, which was concluded in April 2008. We filed a motion to dismiss which was denied; however, GTL conceded that several of its claims were not viable, and in its amended complaint included only one count, the intentional interference with business and contractual relations claim. The judge agreed to postpone setting any scheduling deadlines and recently postponed the trial date of August 4, 2008. The judge ordered the parties to mediate the case but did not specify a deadline. There has not been any activity in this case since the ruling in the companion matter on April 11, 2008. T-Netix has not admitted any wrongdoing and has vigorously denied each and every allegation in the case. We cannot estimate the Company's potential exposure or predict the likelihood of any outcome at this time.

In March 2007, the FCC asked for public comment on a proposal from an inmate advocacy group to impose a federal rate cap on interstate inmate calls. This proceeding could have a significant impact on the rates that we and other companies in the inmate telecommunications industry may charge. Similar proposals have been pending before the FCC for more than four years without action by the agency. This newest proceeding remains under review by the FCC and has received strong opposition from the inmate telecommunications industry. In August 2008 a group of inmate telephone service providers provided the FCC with an "industry wide" cost of service study for their consideration.  The matter remains pending at the FCC. We cannot predict the outcome at this time.

ITEM 1A. RISK FACTORS

You should carefully consider those risk factors discussed in Forward-Looking Statements set forth previously in this document, as well as the other factors detailed.

Changes in economic conditions, particularly a further economic slowdown could continue to adversely impact our financial condition and results of operations.

Our business is directly affected by market conditions, trends in our industry and finance, legislative and regulatory changes, and changes in the economy, all of which are beyond our control. Further deterioration in economic conditions could result in the following consequences, among others, any of which could have an adverse impact on our business operations, results of operations and financial condition:

•	Demand for our products and services may decline, resulting in lower billed minutes, revenues and operating income;

•	Our bad debt may rise and we may be required to further limit credit to billed parties;

•	Our existing and prospective software customers may delay or defer spending on software and services;

•	Tightening of credit markets can impact borrowing availability.

These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2008, 86,170 shares of Class B Common Stock were issued to nine of our executives and two members of the Company’s Board of Directors pursuant to our 2004 Restricted Stock Purchase Plan.

The Sale of the Class B Common Stock was made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a)

On November 12, 2008, the Company entered into an agreement with the previous stockholder of Syscon, Mr. Floyd Sully, to amend the Syscon Purchase Agreement.  The new agreement deletes and terminates the earn-out consideration payable under the Syscon Purchase Agreement and shortens by six months Mr. Sully’s period of non-competition.  Pursuant to the new agreement, Mr. Sully’s Employment Agreement with Syscon was terminated and Syscon entered into a Consulting Agreement with a company controlled by Mr. Sully.  The Consulting Agreement covers certain management and advisory and other services to be provided over a period of three years, for which Syscon will pay a total of approximately $1,090,000 in fees.  Additionally, the remaining balance of $994,212 owed to Mr. Sully related to the Net Cash Flow arrangement entered into in connection with the Syscon Purchase Agreement will be paid by December 31, 2008.  Copies of the agreement that amends the Syscon Purchase Agreement and of the Consulting Agreement are filed with this report on Form 10-Q.

(b)  None

ITEM 6. EXHIBITS

See the Exhibit Index beginning after the signature page to this Form 10-Q.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURUS TECHNOLOGIES, INC.
(Registrant)

DATE: November 14, 2008	By:	/s/ RICHARD A. SMITH
Richard A. Smith,
Chief Executive Officer and President

DATE: November 14, 2008	By:	/s/ WILLIAM D. MARKERT
William D. Markert
Chief Financial Officer

 EXHIBIT INDEX

2.1

Stock Purchase Agreement, dated April 11, 2007, by and among Securus Technologies, Inc., Appaloosa Acquisition Company, 0787223 B.C. Ltd, and 0787223 B.C. Ltd’s sole stockholder, incorporated by reference from Form 8-K filed April 16, 2007.

2.1.1*	Settlement Agreement, dated November 12, 2008, by and among Securus Technologies, Inc., Syscon Justice Systems Canada, Ltd., 0787223 B.C. Ltd., and 0787223 B.C. Ltd’s sole stockholder

2.1.2*	Consulting Agreement, dated November 12, 2008, by and among Securus Technologies, Inc., Syscon Justice Systems Canada, Ltd., 0787223 B.C. Ltd., and 0787223 B.C. Ltd’s sole stockholder

3.1*	Third Amended and Restated Certificate of Incorporation of Securus Technologies, Inc.

3.1.1	Certificate of Designation, Preferences, and Rights of Series A Preferred Stock of Securus Technologies, Inc., incorporated by reference from Form 8-K filed January 3, 2008.

3.2	Amended and Restated Bylaws of Securus Technologies, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.3	Certificate of Incorporation of T-Netix, Inc., filed on September 7, 2001, as amended, incorporated by reference from Form S-4 filed May 16, 2005.

3.4	Bylaws of T-Netix, Inc, incorporated by reference from Form S-4 filed May 16, 2005.

3.5	Articles of Incorporation of Telequip Labs, Inc., filed on November 9, 1987, as amended, incorporated by reference from Form S-4 filed May 16, 2005.

3.6	Amended and Restated Bylaws of Telequip Labs, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.7	Articles of Incorporation of T-NETIX Telecommunications Services, Inc., filed on February 11, 1988, as amended, incorporated by reference from Form S-4 filed May 16, 2005.

3.8	Bylaws of T-NETIX Telecommunications Services, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.9	Certificate of Incorporation of Evercom Holdings, Inc., filed on November 25, 2002, as amended, incorporated by reference from Form S-4 filed May 16, 2005.

3.10	Bylaws of Evercom Holdings, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.11	Amended and Restated Certificate of Incorporation of Evercom, Inc., filed on February 19, 2003, incorporated by reference from Form S-4 filed May 16, 2005.

3.12	Bylaws of Evercom, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.13	Certificate of Incorporation of Evercom Systems, Inc., filed on August 22, 1997, as amended, incorporated by reference from Form S-4 filed May 16, 2005.

3.14	Bylaws of Evercom Systems, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.15	Certificate of Incorporation of Syscon Justice Systems Canada Ltd., incorporated by reference from Form S-4 filed August 1, 2007.

3.16	Articles of Syscon Justice Systems Canada Ltd., incorporated by reference from Form S-4 filed August 1, 2007.

3.17	Articles of Incorporation of Syscon Justice Systems, Inc., incorporated by reference from Form S-4 filed August 1, 2007.

3.18	Bylaws of Syscon Justice Systems, Inc., incorporated by reference from Form S-4 filed August 1, 2007.

3.19	Articles of Organization of Modeling Solutions LLC incorporated by reference from Form S-4 filed August 1, 2007.

3.20	Operating Agreement of Modeling Solutions LLC incorporated by reference from Form S-4 filed August 1, 2007.

3.21	Articles of Organization of Modeling Solutions, LLC incorporated by reference from Form S-4 filed August 1, 2007

3.22	Operating Agreement of Modeling Solutions, LLC incorporated by reference from Form S-4 filed August 1, 2007.

4.1	Form of 11% Second-priority Senior Secured Notes due 2011, incorporated by reference from Form S-4 filed May 16, 2005.

4.2

Indenture, dated as of September 9, 2004, by and among Securus Technologies, Inc., T-Netix, Inc., T-NETIX Telecommunications Services, Inc., T-Netix Monitoring Corporation, SpeakEZ, Inc., Telequip Labs, Inc., Evercom Holdings, Inc., Evercom, Inc., EverConnect, Inc., Evercom Systems, Inc., and The Bank of New York Trust Company, N.A., incorporated by reference from Form S-4 filed May 16, 2005.

4.2.1

Supplemental Indenture, dated June 27, 2007, by and among Appaloosa Acquisition Company Ltd., T-NETIX, Inc., T-NETIX Telecommunications Services, Inc., Telequip Labs, Inc., Evercom Holdings, Inc., Evercom, Inc., and Evercom Systems, Inc., as guarantors, and The Bank of New York, as trustee, incorporated by reference from Form 8-K filed July 2, 2007.

4.2.2

Supplemental Indenture, dated June 29, 2007, by and among Appaloosa Acquisition Company Ltd., Syscon Justice Systems Canada Ltd., Syscon Holdings Ltd., Syscon Justice Systems, Inc., Modeling Solutions, LLC, Modeling Solutions LLC, and The Bank of New York, as trustee, incorporated by reference from Form S-4 filed August 1, 2007.

4.3

Amended and Restated Security Agreement, dated June 29, 2007, by and among Appaloosa Acquisition Company Ltd., Modeling Solutions, LLC, Modeling Solutions LLC, Syscon Justice Systems International Pty Limited, Syscon Justice Systems International Limited, Syscon Justice Systems Canada Ltd., and Syscon Justice Systems, Inc., as guarantors, and The Bank of New York Trust Company, N.A., incorporated by reference from Form S-4 filed August 1, 2007.

4.3.1	Supplement to Amended and Restated Security Agreement, dated June 29, 2007, incorporated by reference from Form S-4 filed August 1, 2007.

4.4

Amended and Restated Patent Security Agreement, dated June 29, 2007, by and among Securus Technologies, Inc., T-Netix, Inc., T-NETIX Telecommunications Services, Inc., Telequip Labs, Inc., Evercom Holdings, Inc., Evercom, Inc., Evercom Systems, Inc., Modeling Solutions, LLC, Modeling Solutions LLC, Syscon Justice Systems, Inc., and The Bank of New York Trust Company, N.A., incorporated by reference from Form S-4 filed August 1, 2007.

4.5

Amended and Restated Copyright Security Agreement, dated June 29, 2007, by and among Securus Technologies, Inc., T-Netix, Inc., T-NETIX Telecommunications Services, Inc., Telequip Labs, Inc., Evercom Holdings, Inc., Evercom, Inc., Evercom Systems, Inc., Modeling Solutions, LLC, Modeling Solutions LLC, Syscon Justice Systems, Inc., and The Bank of New York Trust Company, N.A., incorporated by reference from Form S-4 filed August 1, 2007.

4.6

Amended and Restated Trademark Security Agreement, dated June 29, 2007, by and among Securus Technologies, Inc., T-Netix, Inc., T-NETIX Telecommunications Services, Inc., Telequip Labs, Inc., Evercom Holdings, Inc., Evercom, Inc., Evercom Systems, Inc., Modeling Solutions, LLC, Modeling Solutions LLC, Syscon Justice Systems, Inc., and The Bank of New York Trust Company, N.A., incorporated by reference from Form S-4 filed August 1, 2007.

4.7

Amended and Restated Pledge Agreement, dated June 29, 2007, by and among Appaloosa Acquisition Company Ltd., Syscon Justice Systems, Inc., and T-Netix, Inc., Evercom Holdings, Inc., Evercom, Inc., incorporated by reference from Form S-4 filed August 1, 2007.

4.7.1	Supplement No. 1 to Amended and Restated Pledge Agreement, dated June 29, 2007, incorporated by reference from Form S-4 filed August 1, 2007.

4.8

Credit Agreement, dated September 30, 2008, among Securus Technologies, Inc., as Parent and as a Borrower, certain subsidiaries of Parent party thereto, as Borrowers, the lenders from time to time parties thereto, and Wells Fargo Foothill, LLC, as the Arranger, Administrative Agent and lender, incorporated by reference from Form 8-K filed October 7, 2008.

4.8.1

Schedule 1.1 to the Credit Agreement, dated September 30, 2008, among Securus Technologies, Inc., as Parent and as a Borrower, certain subsidiaries of the Parent party thereto, as Borrowers, the lenders from time to time parties thereto, and Wells Fargo Foothill, LLC, as the Arranger, Administrative Agent and lender, incorporated by reference from Form 8-K/A filed October 14, 2008.

4.8.2

Schedule 5.1 to the Credit Agreement, dated September 30, 2008, among Securus Technologies, Inc., as Parent and as a Borrower, certain subsidiaries of the Parent party thereto, as Borrowers, the lenders from time to time parties thereto, and Wells Fargo Foothill, LLC, as the Arranger, Administrative Agent and lender, incorporated by reference from Form 8-K/A filed October 14, 2008.

4.9	General Continuing Guaranty, dated September 30, 2008, by and between Wells Fargo Foothill, LLC and Syscon Justice Systems Canada Ltd., incorporated by reference from Form 8-K filed October 7, 2008.

4.10

Security Agreement, dated September 30, 2008, among Wells Fargo Foothill, LLC, Securus Technologies, Inc., T-Netix, Inc., Telequip Labs, Inc., T-Netix Telecommunications Services, Inc., Evercom Holding, Inc., Evercom, Inc., Evercom Systems, Inc., Modeling Solutions LLC, Modeling Solutions, LLC, and Syscon Justice Systems, Inc., incorporated by reference from Form 8-K filed October 7, 2008.

4.11	Security Agreement, dated as of September 30, 2008, between Wells Fargo Foothill, LLC and Syscon Justice Systems Canada Ltd., incorporated by reference from Form 8-K filed October 7, 2008.

4.12

Trademark Security Agreement, dated September 30, 2008, among Wells Fargo Foothill, LLC, Securus Technologies, Inc., T-Netix, Inc., Telequip Labs, Inc., T-Netix Telecommunications Services, Inc., Evercom Holding, Inc., Evercom, Inc., Evercom Systems, Inc., Modeling Solutions LLC, Modeling Solutions, LLC and Syscon Justice Systems, Inc., incorporated by reference from Form 8-K filed October 7, 2008.

4.13

Copyright Security Agreement, dated September 30, 2008, among Wells Fargo Foothill, LLC, Securus Technologies, Inc., T-Netix, Inc., Telequip Labs, Inc., T-Netix Telecommunications Services, Inc., Evercom Holding, Inc., Evercom, Inc., Evercom Systems, Inc., Modeling Solutions LLC, Modeling Solutions, LLC and Syscon Justice Systems, Inc., incorporated by reference from Form 8-K filed October 7, 2008.

4.14

Patent Security Agreement, dated September 30, 2008, among Wells Fargo Foothill, LLC, Securus Technologies, Inc., T-Netix, Inc., Telequip Labs, Inc., T-Netix Telecommunications Services, Inc., Evercom Holding, Inc., Evercom, Inc., Evercom Systems, Inc., Modeling Solutions LLC, Modeling Solutions, LLC and Syscon Justice Systems, Inc., incorporated by reference from Form 8-K filed October 7, 2008.

4.15	Trademark Security Agreement, dated as of September 30, 2008, between Wells Fargo Foothill, LLC and Syscon Justice Systems Canada Ltd., incorporated by reference from Form 8-K filed October 7, 2008.

4.16	Copyright Security Agreement, dated as of September 30, 2008, between Wells Fargo Foothill, LLC and Syscon Justice Systems Canada Ltd., incorporated by reference from Form 8-K filed October 7, 2008.

4.17	Patent Agreement, dated as of September 30, 2008, between Wells Fargo Foothill, LLC and Syscon Justice Systems Canada Ltd., incorporated by reference from Form 8-K filed October 7, 2008.

4.18

Subordination and Intercreditor Agreement, dated as of September 9, 2004, by and among Laminar Direct Capital, L.P., Securus Technologies, Inc., T-Netix, Inc., T-NETIX Telecommunications Services, Inc., T-Netix Monitoring Corporation, SpeakEZ, Inc., Telequip Labs, Inc., Evercom Holdings, Inc., Evercom, Inc., EverConnect, Inc., Evercom Systems, Inc., and The Bank of New York Trust Company, N.A., incorporated by reference from Form S-4 filed May 16, 2005.

4.18.1

First Amendment to Subordination and Intercreditor Agreement, dated as of June 29, 2007, by and among Laminar Direct Capital, L.P., Securus Technologies, Inc., T-Netix, Inc., T-NETIX Telecommunications Services, Inc., Telequip Labs, Inc., Evercom Holdings, Inc., Evercom, Inc., Evercom Systems, Inc., Syscon Justice Systems, Inc., Modeling Solutions, LLC, Modeling Solutions LLC, and The Bank of New York Trust Company, N.A., incorporated by reference from Form S-4 filed August 1, 2007.

4.19*

Amended and Restated Intercreditor Agreement, dated as of September 30, 2008, by and among Wells Fargo Foothill, LLC, as Intercreditor Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee, Securus Technologies, Inc., and certain subsidiaries of Securus Technologies, Inc.

4.20

Note Purchase Agreement, dated as of September 9, 2004, by and among Securus Technologies, Inc., T-Netix, Inc., Telequip Labs, Inc., T-Netix Telecommunications Services, Inc., SpeakEZ, Inc., T-Netix Monitoring Corporation, Evercom Holding, Inc., Evercom, Inc., Evercom Systems, Inc., FortuneLinX, Inc., and Everconnect, Inc. and Laminar Direct Capital L.P., incorporated by reference from Form 10-K/A filed September 13, 2006.

4.20.1

June 2007 Amendment to Note Purchase Agreement, dated June 29, 2007, by and among Securus Technologies, Inc., T-Netix, Inc., Telequip Labs, Inc., T-Netix Telecommunications Services, Inc., Evercom Holding, Inc., Evercom, Inc., Evercom Systems, Inc., Appaloosa Acquisition Company Ltd., Modeling Solutions, LLC, Modeling Solutions LLC, Syscon Justice Systems International Pty Limited, Syscon Justice Systems International Limited, Syscon Justice Systems Canada Ltd., Syscon Justice Systems, Inc., and Laminar Direct Capital L.P., incorporated by reference from Form 8-K filed July 2, 2007.

4.21	Form of 11% Second-priority Senior Secured Notes due 2011, incorporated by reference from Form S-4 filed August 1, 2007.

4.22

Security Agreement, dated June 29, 2007, by and among Appaloosa Acquisition Company Ltd., Syscon Justice Systems Canada Ltd., Syscon Holdings Ltd., and The Bank of New York, as trustee, incorporated by reference from Form S-4 filed August 1, 2007.

4.23

Pledge Agreement, dated June 29, 2007, by and among Appaloosa Acquisition Company Ltd., Syscon Justice Systems Canada Ltd., and Syscon Holdings Ltd., and The Bank of New York, as trustee, incorporated by reference from Form S-4 filed August 1, 2007.

4.24

Trademark Security Agreement, dated June 29, 2007, by and among Appaloosa Acquisition Company Ltd., Syscon Justice Systems Canada Ltd., Syscon Holdings Ltd., a British Columbia corporation and The Bank of New York, as trustee, incorporated by reference from Form S-4 filed August 1, 2007.

4.25

Copyright Security Agreement, dated June 29, 2007, by and among Appaloosa Acquisition Company Ltd., Syscon Justice Systems Canada Ltd., Syscon Holdings Ltd., and The Bank of New York, as trustee, incorporated by reference from Form S-4 filed August 1, 2007.

10.1

Stockholders Agreement, dated September 9, 2004, by and among Securus Technologies, Inc., H.I.G.-TNetix, Inc., T-Netix, Inc., American Capital Strategies, Ltd., Laminar Direct Capital, L.P., and each of the other investors then or thereafter set forth on the signature pages thereto, incorporated by reference from Form S-4 filed May 16, 2005.

10.2

Amended and Restated Consulting Services Agreement, dated as of September 9, 2004, among T-Netix, Inc., Evercom Systems, Inc. and H.I.G. Capital, LLC, incorporated by reference from Form S-4 filed May 16, 2005.

10.2.1

First Amendment to Amended and Restated Consulting Services Agreement, dated as of September 30, 2008, among T-Netix, Inc., Evercom Systems, Inc. and H.I.G. Capital, LLC, incorporated by reference from Form 8-K filed October 7, 2008.

10.3

Amended and Restated Professional Services Agreement, dated as of September 9, 2004, by and between T-Netix, Inc., Evercom Systems, Inc., and H.I.G. Capital, LLC, incorporated by reference from Form S-4 filed May 16, 2005.

10.3.1

First Amendment to Amended and Restated Professional Services Agreement, dated as of September 30, 2008, among T-Netix, Inc., Evercom Systems, Inc. and H.I.G. Capital, LLC, incorporated by reference from Form 8-K filed October 7, 2008.

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

10.6	2004 Restricted Stock Purchase Plan, incorporated by reference from Form 10-Q filed November 14, 2006.

10.6.1	First Amendment to 2004 Restricted Stock Purchase Plan and Stockholder Consent, increasing authorized shares under the plan, incorporated by reference from Form 10-K filed March 30, 2007.

10.7	Employment Agreement, dated November 13, 2006, by and between Securus Technologies, Inc. and Richard Falcone, incorporated by reference from Form 8-K filed November 14, 2006.

10.8	Employment Agreement, dated June 11, 2008, by and between Securus Technologies, Inc. and Richard A. Smith, incorporated by reference from Form 8-K filed June 13, 2008.

10.9	Restricted Stock Purchase Agreement, dated June 23, 2008, by and between Securus Technologies, Inc and Richard A. Smith, incorporated by reference from Form 8-K filed June 13, 2008.

10.10	Employment Agreement, dated June 20, 2008, by and between Securus Technologies, Inc. and William D. Markert, incorporated by reference from Form 8-K filed June 24, 2008.

10.11	Restricted Stock Purchase Agreement, dated June 30, 2008, by and between Securus Technologies, Inc and William D. Markert, incorporated by reference from Form 8-K filed June 24, 2008.

14.1	Securus Code of Ethics, incorporated by reference from Form 10-K filed March 30, 2007.

21.1*	Schedule of Subsidiaries of Securus Technologies, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

*Filed herewith