Form 10-K
period 2008-12-31
Securus Technologies, Inc.
filed 2009-03-31
CIK 1320051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Shares outstanding of each of the registrant’s classes of common stock:

Class	Outstanding at December 31, 2008
Common Stock	602	shares
Class B Common Stock	160,435	shares

Documents Incorporated By Reference

(i) Certificate of Amendment to Securus’ Articles of Incorporation

(ii) First Amendment to 2004 Restricted Stock Plan

PART I	3
ITEM 1. BUSINESS	3
ITEM 1A. RISK FACTORS	15
ITEM 1B. UNRESOLVED STAFF COMMENTS	28
ITEM 2. PROPERTIES	28
ITEM 3. LEGAL PROCEEDINGS	28
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29
PART II	29
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	29
ITEM 6. SELECTED FINANCIAL INFORMATION AND OTHER DATA	30
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	47
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS	49
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	79
ITEM 9A. CONTROLS AND PROCEDURES	80
ITEM 9B. OTHER INFORMATION	80
PART III	81
ITEM 10. MANAGEMENT	81
ITEM 11. EXECUTIVE COMPENSATION	86
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	93
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS	95
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	97
PART IV	98
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	98

PART I

ITEM 1. BUSINESS

Overview

We are one of the largest independent providers of inmate telecommunications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities, such as juvenile detention centers and private jails in the United States and Canada. With 62 patents and some 75 patent applications filed or in process, we believe we are the leading technology innovator in the correctional industry. As of December 31, 2008, we provided service to approximately 2,600 correctional facilities in the United States and Canada, and processed over 11 million calls per month.

Our core business consists of installing, operating, servicing and maintaining sophisticated call processing systems and communications systems in correctional facilities and providing related services. We enter into multi-year agreements (generally three to five years) directly with the correctional facilities in which we serve as the exclusive provider of telecommunications services to inmates. In exchange for the exclusive service rights, we typically pay a negotiated commission to the correctional facility generally based upon revenues generated by actual inmate telephone use. Additionally, on larger contracts we may partner with other telecommunications companies, for which we have provided our equipment and back office support including validation and billing and collections services, and charged a fee for such services. Based on the particular needs of the corrections industry and the requirements of the individual correctional facility, we also sell platforms and specialized equipment and services, such as law enforcement management systems, call activity reporting and call blocking.

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

In addition, we sell offender management systems and related systems and services. We believe our offender management software represents the leading enterprise solution for the corrections industry. Our offender management software is operating in more than 500 correctional facilities and probation offices maintaining records for over 300,000 offenders in the United States, Canada, the United Kingdom and Australia.

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

We estimate that the inmate telecommunications market opportunity for city, county, state and federal correctional facilities in the United States is approximately $1.5 billion and the offender management technology market opportunity is approximately $700 million worldwide.

Our business is conducted primarily through our three principal subsidiaries: T-Netix, acquired in March 2004, Evercom, acquired in September 2004, and Syscon, acquired in June 2007.

For the year ended December 31, 2008, our revenues were $388.6 million, of which approximately 86% represented direct call provisioning to correctional facilities, 6% represented sales and services related to our offender management software and 8% represented the wholesale service provision of solutions, telecommunications and billing services to our telecommunication carrier partners.

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

The United States has one of the highest incarceration rates of any country in the world. The U.S. Department of Justice estimates that as of year end 2007, there were approximately 2.3 million inmates housed in U.S. correctional facilities, or approximately one inmate for every 133 U.S. residents. Of this total, approximately two-thirds were housed in federal and state prisons and approximately one-third were housed in city and county correctional facilities. According to U.S. Department of Justice statistics, the inmate population in federal and state prisons, which generally house inmates for longer terms than city and county facilities, increased from approximately 1.2 million at December 31, 1997 to approximately 1.5 million at December 31, 2007, representing an average annual growth rate of approximately 2.6%. The inmate population in city and county facilities, which generally house inmates for terms of one year or less, increased from approximately 0.6 million at December 31, 1997 to approximately 0.8 million at December 31, 2007, an annual growth rate of approximately 3.3%. Between December 31, 1997 and December 31, 2007, the overall incarcerated population grew an average 2.8% annually. Population growth during the 12-month period ending December 31, 2007 was higher in federal prisons (up 3.4%) than in local jails (up 1.9%) and state prisons (up 1.5%).

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

Historically, offender management systems have been developed independently and internally by government agencies to provide basic information management capabilities to run the business of an incarceration facility. Often, these agencies have outsourced design, or certain aspects thereof, to third party consultants. We are one of a very small group of providers offering a comprehensive off-the-shelf software package for offender management and related activities. The market is highly fragmented and it is our belief that most of the “home-grown” systems may not effectively manage the inmate, parole and probation populations. We believe that only a fraction of the market has been outsourced to firms that develop enterprise inmate systems like we do, and that we have the largest portion of the outsourced market. Our systems currently track an estimated 300,000 of the approximate 10 million people estimated to be incarcerated worldwide. For extremely large projects, we often partner with larger systems integrators, such as IBM and Electronic Data Systems.

  Competition

In the inmate telecommunications business, we historically have competed with numerous independent providers of inmate telephone systems such as Global Tel*Link, as well as RBOCs, LECs, and IXC that include AT&T and Embarq. Unisys also has recently entered the market. Several of our competitors are larger, better capitalized, and have significantly greater financial resources than we have. We believe that the principal competitive factors in the inmate telecommunications industry are system features and functionality, system reliability and service, the ability to customize inmate call processing systems to the specific needs of the particular correctional facility, relationships with correctional facilities, rates of commissions paid to the correctional facilities, end-user rates, and the ability to identify and manage credit risks and bad debt and calling rates. We seek to compete for business on local, county, state and federal levels, and in privately managed correctional facilities.

Historically, federal and state correctional facilities, which are generally bid on a system-wide basis, have been served by RBOCs, large LECs and IXCs that are able to leverage their brand and network infrastructure to serve these large, high-volume customers through sub-contracting with independent providers for their platform and back office operations. These same service providers, however, have generally not focused to the same degree on the smaller city and county correctional systems. Because of the variance in the level of service required by these relatively small facilities, service providers must maintain a more extensive service infrastructure in order to compete within this portion of the corrections industry. Due to greater costs associated with serving smaller facilities and their lower volume of telecommunications traffic, we believe that large service providers have historically found the smaller facilities less attractive to serve. As a result, a significant portion of city and county correctional facilities are served by independent inmate telephone and public pay telephone companies. We believe that the market for city and county correctional facilities is fragmented and is occupied by a number of competing service providers.

In 2005, large industry participants Verizon and the former AT&T began to exit the inmate telecommunications sector. During 2004, Verizon and AT&T were our two largest telecommunications services customers, and AT&T was our largest solutions customer. The exit of Verizon and AT&T continued the trend of large telecommunications carriers exiting the direct inmate telecommunications business. Both Verizon and AT&T subsequently sold their inmate telecommunications business to our competitors in 2005. As a result of this trend and the Verizon and AT&T sales, our revenue associated with these product lines declined by 25.5% in 2007 and 33.9% in 2008 and is expected to continue to decline.

We believe that we are well positioned to expand our market share by offering new and enhanced products to our existing customers, and attracting new facilities with “one stop shopping” for their communications and technology needs at a lower cost than our competitors. We believe we are well positioned relative to our competitors because of our belief that our costs are lower as a result of our packet based architecture and proprietary bad debt risk management systems. These lower costs coupled with our technological capabilities are expected to enable us to make attractive bids while retaining our historical direct margins. Further, we believe our acquisition of Syscon provides greater access for our direct provisioning business to new geographic markets where Syscon has significant relationships.

In the offender management market, we compete with a small group of offender management software providers, each of whom we believe is smaller than we are. We also compete with large and small software consultant organizations who do not offer off-the-shelf prepackaged software, but who can develop systems from scratch to the client’s specifications.

Primary Sources of Revenues

The following chart summarizes the primary sources of our revenues for the year ended December 31, 2008.

	% of Total
Revenue Source	Revenues	Description
Direct Call Provisioning	86%	Direct call provisioning services through multi-year contracts directly to local correctional facilities as well as large county jails and state departments of corrections facilities.
Wholesale Services	8%

Wholesale Services include both solutions and billing services (validation, fraud management and billing and collection services to third parties including some of the world’s largest communication service providers) and telecommunications services (equipment, security enhanced call processing, validation and customer service and support to corrections facilities through contracts with other inmate telecommunications providers).

Offender Management Software	6%

Software sales and development services for complete offender management, providing correctional facilities with the ability to manage and monitor inmate, parole and probation activity and development at a sophisticated level.

Direct Call Provisioning

We provide inmate telecommunications services directly as a state certificated telecommunications provider to correctional facilities. In a typical arrangement, we operate under a site-specific, exclusive contract, generally for a period of three to five years. We provide the equipment, security-enhanced call processing, validation, and customer service and support directly to the facility. We bill calls via the billed party’s LEC bill, via our own proprietary billing platform, or through prepaid products by the inmate or called party. Direct call provisioning revenues are substantially higher than that of our wholesale services because we receive the entire retail value of the collect call. In our direct call provisioning business, we are responsible for customer commissions, line charges and other operating costs, including billing and bad debt costs. Consequently, our gross profit dollars are higher but our gross margin percentages are lower as compared to our wholesale services.

Wholesale Services

Our wholesale services business consists of the solutions, telecommunications, and equipment sales business. In 2008, the Company combined the Solutions Services, Telecommunications Services, and Equipment Sales segments into the Wholesale Services segment as these were the determinants for how management makes operating decisions, assesses performance and allocates resources. These three segments demonstrate similar economic characteristics and are similar in the nature, class of customer, distribution methods, and regulatory environment for their products and services.

Our solutions business within wholesale services consists of offering inmate telecommunications products and services, including validation, bad debt management and billing services, to other telecommunications companies to support their telecommunications contracts with larger county, state and federal correctional facilities. In this business, we enter into long-term contracts with other telecommunication carriers pursuant to which we typically purchase accounts receivable generated from calls placed by inmates in correctional facilities and accept responsibility for call validation, uncollectible accounts and billing and collections costs, with no recourse to the customer. These purchased receivables are processed and validated through our risk management system prior to allowing the call to be completed and are also typically processed through our proprietary systems.

Our revenues from the solutions service equal the difference between the face value of the receivables purchased and the amount we pay the customer for the discounted accounts receivable. Because our revenues associated with the solutions business represent only a percentage of the face value of the receivables purchased, the associated billing and collection fees and uncollectible account expense represent a much higher percentage of revenues as compared to our direct call provisioning business. In the solutions business, we do not bear any of the costs of facility commissions, equipment, line charges or other direct sales charges, but bear the risk of unbillable and uncollectible accounts receivable. In light of the industry trend of large industry telecommunications carriers exiting the business, we experienced a decline of revenues generated from the solutions services business of $12.5 million from fiscal year 2007 to 2008. We expect our solutions revenues to decline significantly in the future because the majority of our solutions revenues are generated from a customer that is also our main competitor that has been eliminating our services, and has indicated an intention to continue to do so.

In our telecommunications services business within wholesale services, we have often partnered with RBOCs, LECs and IXCs on larger contracts where the working capital requirements to win the contract were significant. For example, some of the larger state and county departments of corrections inmate telecommunications contracts often require multi-million dollar up-front payments, surety bonds and/or guaranteed commissions. In such cases, we provide at our expense some or all of our equipment, technology, security enhanced call processing, call validation and other services and/or customer service through the provider, rather than directly to the facility. Our telecommunications service customer does the billing and we either share the revenues or receive a prescribed fee from them for each call completed, but have no exposure to bad debt. We do, however, incur typical capital expenditures related to installing our equipment and technology at the corrections facility. We receive additional fees for validating the phone numbers dialed by inmates, digital recording systems, voice security and other services we provide. By partnering with some of the largest industry participants on capital intensive, larger contracts, we increase our likelihood of participating in the contract, which increases our market penetration, leverages our infrastructure and generates additional income. In light of the industry trend of large industry telecommunications carriers exiting the business, we experienced a decline of $2.6 million of revenue generated from the telecommunications services within our wholesale business from fiscal year 2007 to 2008.

In 2008, the Company announced a partnership with Embarq, to install, operate, and maintain a sophisticated network that would allow inmates in the State of Texas prison system for the first time to make secure outgoing calls to friends and family. The contract provides for installation of approximately 6,000 phones to be used on a controlled basis to make outbound calls. Installation of the phones will provide approximately 120,000 Texas inmates with phone privileges by the end of the third quarter of 2009. The contract specifies providing Secure Call Platform (SCP) providing closely monitored outbound calling on a proprietary sophisticated platform. This contract represents one of the largest contracts ever signed in the inmate telecommunications sector.

In addition to the solutions businesses and telecommunications services we also sell our products, including our inmate calling applications and facility management products, to a limited number of telecommunications service provider customers.

Offender Management Software

We develop enterprise software for the correctional facility industry. Our core product is a sophisticated and comprehensive software system, “ELITE,” utilized by correctional, probation and parole agencies for complete offender management. Our system enables these clients to address the increasing challenge of managing an ever growing number of offenders in confinement and in the community on a cost efficient basis.

Our offender management software is the centerpiece for the United Kingdom’s National Offender Management Information System for Her Majesty’s Prison Service project, with Electronic Data Systems Inc. (“EDS”), providing overall project management and certain testing and consulting services. Our offender management software operates in more than 500 correctional facilities and probation and parole offices maintaining records for over 300,000 offenders in the United States, Canada, the United Kingdom and Australia.

Our offender management revenues have four main components:

•	License fees: The product purchase cost, providing clients with the license to use the core platform;

•	Implementation fees: The revenue associated with the physical installation of the system;

•	Consulting fees: Most of this work is done prior to implementation. The primary activities include: planning, design, consultation, debugging, customization, etc.

•	Software maintenance and support: These post sale fees provide a future annuity stream as we continue to generate fees from assistance with new modules, training, version upgrades, etc.

Customers

We have direct contracts to provide inmate telecommunications services on either an exclusive basis or jointly with another provider to approximately 2,600 correctional facilities ranging in size from small municipal jails to large, state-operated facilities, as well as other types of confinement facilities, including juvenile detention centers and private jails.

Most of our direct call provisioning contracts have multi-year terms (generally three to five years) and typically contain renewal options. We often seek to negotiate extensions of our contracts before the end of their stated terms. For the year ended December 31, 2008, we retained approximately 90% of our annualized revenue up for renewal. Many of our contracts provide for automatic renewal unless terminated by written notice within a specified period of time before the end of the current term.

In the offender management software segment, our customers consist typically of large national and state or provincial incarceration agencies including Her Majesty’s Prison Service in the United Kingdom via a sub-contracting agreement with EDS, along with several states and provinces in the United States, Canada, and Australia. We believe that once a customer has selected us for offender management software and related services, it is less likely to switch systems due to the high cost of switching. As a result, we have a strong growing base of customers for our new versions, modules and ongoing maintenance. We believe that this allows us to derive sustainable revenue from new modules and versions of our software rather than from long-term contracts.

Direct Customers

We provide our direct call provisioning products and services directly to correctional facilities. For the year ended December 31, 2008, 86% of our revenues were generated from direct contracts with correctional facilities as the exclusive provider of telecommunications services to inmates within the facility. No direct customer accounted for more than 7% of our total direct call provisioning revenues for the year ended December 31, 2008.

Wholesale Service Provider Customers

We provide our products and services to wholesale service providers, primarily Global Tel*Link, FSH Communications, AT&T, Embarq and other inmate call providers. For the year ended December 31, 2008, 8% of our total revenues were generated from contracts with wholesale service providers.

Offender Management Software Customers

We are the largest offender management software provider to EDS for the United Kingdom’s National Offender Management System for Her Majesty’s Prison Service. Syscon has offices in the United States, Canada, the United Kingdom and Australia, serving federal, state and local government agencies in all of these geographic locations. This EDS account represented 72% of our offender management revenues for the year ended December 31, 2008.

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

SCA Architecture™

Our SCA Architecture™ is comprised of a robust data repository housing multiple data marts, each holding billions of bytes of stored information gathered from multiple sources. SCA’s intelligent retrieval system retrieves all this information and processes all user requests through a cross application, cross data-mart retrieval process. The backbone of our entire system, SCA is expected to result in significantly lower operating and capital costs as its full implementation is realized.  We currently operate numerous inmate calling applications that preceded our development of this architecture. We are migrating the majority of our customer installations to our new systems utilizing this architecture as current contracts expire, a process likely to take several years.

SCN Secure Connect Network™

Our SCN Secure Connect Network™ is a packet-based, digital transmission system for all communications transport. SCN allows our calling platform to provide real-time turn-on/turn-off flexibility for most system features, 24-7 offsite monitoring, immediate system upgrades and repairs from one central location.

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

Prepaid Calling Programs

Inmate telecommunications systems historically allowed calls to be placed as collect only, without the involvement of a live operator. Our prepaid calling systems offer a paperless, card-free prepaid calling solution for both the called parties and the inmates. The prepaid account is managed by either the called party or the inmate. Our prepaid calling products allow correctional facilities to offer inmates or their friends and families an alternative to collect calls and acts as a cash management tool to help those families budget more effectively for calls. Additionally, because prepayment virtually eliminates bad debt, fewer calls are blocked and correctional facilities recognize the financial benefits of higher call volumes.

We also continue to provide prepaid calling cards for facilities that desire a fast and simple calling solution for their inmates. These cards are sold to facilities or their commissaries who then sell directly to the inmates. The cards may be used for both domestic and international calling.

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

Intelligent Call and Billing Management Solution (ICBS)

We develop and provide our customers with an Intelligent Call and Billing Management Solution, or ICBS system, which is a proprietary call validation and billing technology that is designed to minimize bad debt expense. Our solutions services include ICBS technology. Specifically, ICBS allows us to rapidly identify and block collect calls from being connected to potential non-paying call recipients through a continuously growing and improving database. As an enhancement to revenues, the blocked call recipient is notified that an inmate has attempted contact and, upon request, can receive inmate calls through various prepaid methods. We believe that our technology provides us with generally lower bad debt expense as a percentage of revenues, while offering the broadest, most sophisticated suite of payment method alternatives in the industry.

Additional Securus Applications

We also offer a multitude of additional applications and features that provide task-specific solutions designed to satisfy focused areas of a facility’s operations. These applications assist correctional facility investigators, administrators, and support personnel with investigative capabilities, recidivism programs, fraud prevention and detainee identifications.

“ELITE” Software

The ELITE system provides correctional facilities with the ability to manage inmates and monitor parole and probation activity and development at a very sophisticated level. The key functions of the system include management of incarcerated prisoners, management and monitoring of offenders on parole and probation, financial applications and electronic health records. The ELITE system has 30 different modules and is a “smart” application that not only provides monitoring tools, but has predictive tools for future inmate behavior.

We are continually developing new suites of applications that are designed to provide a wide array of solutions-based, technologically advanced, fully integrated, industry best-practices applications and services for the criminal justice community. These applications and services are focused on providing solutions targeted at the identified needs of the criminal justice community.

Systems and Equipment

We currently utilize automated operator calling systems that consist of third-party and internally developed software applications installed on specialized equipment. We are transitioning the majority of our customer installations from these legacy systems to our Secure Connect Network as existing contracts expire. Our specialized systems limit inmates to collect calls or prepaid calls, validate and verify the payment history of each number dialed for billing purposes, and confirm that the destination number has not been blocked. If the number is valid and has not been blocked, the system automatically requests the inmate’s name, records the inmate’s response, and waits for the called party to answer. When the call is answered the system informs the called party that there is a collect call, plays back the name of the inmate in the inmate’s voice, and instructs the called party to accept or reject the call. The system completes calls that have been accepted by the called party.

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

Billing and Collection

We use LEC direct billing agreements and third-party clearinghouse billing agreements to bill and collect phone charges. Under these agreements, the LEC includes collect call charges for our services on the local telephone bill sent to the recipient of the inmate collect call. We generally receive payment from the LEC for such calls 60 days after the end of the month in which the call is submitted to the LEC for billing. The payment that we receive is net of a service fee and net of write-offs of uncollectible accounts for which we previously received payment, or net of a reserve for future uncollectible accounts.

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

Our current research and development efforts are focused on further improvements to our bad debt management systems, enhanced three-way call detection, advanced call validation systems, and general improvements to our Secure Connect Network and other call processing platforms in order to improve operating efficiency and reduce capital costs of new installations, and to continue to deliver state- of-the-art products and services to our correctional facilities and law enforcement customers. We enhanced our bad debt management by reducing the processing time of call records through our back office systems. In addition, we are developing products and services that will provide law enforcement officials with greater access to communications capabilities, inmate information and intelligence on inmate calls within a correctional facility as well as on inmate calls between correctional facilities and other law enforcement agencies.

Patents and Other Proprietary Rights

We rely on a combination of patents, copyrights and trade secrets to establish and protect our intellectual property rights. We have been issued 62 patents. We consider any patents issued or licensed to us to be a significant factor in enabling us to more effectively compete in the inmate calling industry and we vigorously defend our patents from infringement by other inmate telecommunications providers.

We believe that our intellectual property portfolio provides our customers leading edge technology that is recognized as technologically superior within the inmate telecommunications industry. We believe that we currently hold the broadest intellectual property portfolio in the industry, with 62 issued patents and some 75 patent applications filed and/or in process. We believe that the duration of applicable patents is adequate relative to our product and service offerings.

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

Federal Regulation

Prior to 1996, the federal government’s role in the regulation of the inmate telecommunications industry was relatively limited. The enactment of the Telecommunications Act of 1996 (the “Telecom Act”), however, marked a significant change in scope of federal regulation of the inmate telecommunications service. Generally, the Telecom Act (i) opened local exchange service to competition and preempted states from imposing barriers preventing such competition, (ii) imposed new unbundling and interconnection requirements on incumbent local exchange carrier networks, (iii) removed prohibitions on inter-LATA services and manufacturing when certain competitive conditions are met, (iv) transferred any remaining requirements of the consent decree governing the 1984 Bell System divestiture (including its nondiscrimination provisions) to the FCC’s jurisdiction, (v) imposed requirements to conduct certain competitive activities only through structurally separate affiliates, and (vi) eliminated many of the remaining cable and telephone company cross-ownership restrictions.

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

State Regulation

In many states, inmate telecommunications service providers must obtain prior authorization from, or register with, the PUC and file tariffs or price lists of their rates. The most significant state involvement in the economic regulation of inmate telecommunications service is the limit on the maximum rates that can be charged for intrastate collect calls set by many states, referred to as “rate caps.” Since collect calls are the only kind of calls that can be made by inmates at many facilities, such state-imposed rate caps can have a significant effect on our business.

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

Employees

As of December 31, 2008, we employed 654 full-time equivalent employees, of which 393 are salaried and 261 are hourly employees. None of our employees are represented by a labor union, and we have not experienced any material work stoppages to date. We believe that our management currently has a good relationship with our employees.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding:

•	projected future sales growth;

•	expected future revenues, operations, expenditures and cash needs;

•	estimates of the potential for our products and services, including the anticipated drivers for future growth;

•	sales and marketing plans; and

•	assessment of competitors and potential competitors.

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statement by use of the words “thinks,” “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “would,” “intends,” “estimates” and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward looking statements made. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those set forth below under the heading “Risk Factors.” We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

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

We have a significant amount of debt outstanding. As of December 31, 2008, we had $288.3 million of long-term debt outstanding (net of $2.4 million of OID for our 11% Second-priority Senior Secured Notes due 2011 and $2.3 million of fair value attributable to warrants) and stockholders’ deficit of $128.8 million.

Our substantial debt could have significant consequences. For example, it could:

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

We cannot assure you that we will generate sufficient cash flow to service and repay our debt and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our markets. In September of 2008, we entered into a new revolving credit facility to refinance the existing revolving credit facility. The new revolving credit facility provides us with a $10 million letter of credit facility and a revolving facility of up to the lesser of $30 million and 125% of consolidated EBITDA (as defined therein). If we cannot meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow the lenders under our revolving credit facility to declare all borrowings outstanding to be due and payable, which would in turn trigger an event of default under the indenture and the agreements governing our senior subordinated debt. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings. If the amounts outstanding under our revolving credit facility or the notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. In addition, we may need to refinance our debt, obtain additional financing or sell assets, which we may not be able to do on commercially reasonable terms or at all. Any failure to do so on commercially reasonable terms could have a material adverse effect on our business, operations and financial condition.

We may be able to incur more debt, including secured debt, and some or all of this debt may effectively rank senior to the notes and the guarantees.

Subject to the restrictions in our revolving credit facility, the indenture governing the notes and the senior subordinated debt financing agreements, we may be able to incur additional debt, including secured debt that would effectively rank senior to the notes. As of December 31, 2008, we would have been able to incur approximately $13.5 million of additional secured debt under our revolving credit facility. Although the terms of our revolving credit facility, the indenture and the senior subordinated debt financing agreements contain restrictions on our ability to incur additional debt, these restrictions are subject to a number of important exceptions. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would increase.

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

At December 31, 2008, $16.5 million of senior indebtedness (excluding the notes and guarantees) was outstanding, all of which constituted First-Priority Lien Obligations. As of the same date, we could have borrowed approximately $13.5 million additional First-Priority Lien Obligations under our revolving credit facility.

Certain of our assets, such as our accounts receivable and inventory and any proceeds thereof, are not part of the collateral securing the notes, but do secure the First-Priority Lien Obligations. With respect to those assets that are not part of the collateral securing the notes but that secure other obligations, the notes will be effectively junior to these obligations to the extent of the value of such assets. There is no requirement that the lenders of the First-Priority Lien Obligations first look to these excluded assets before foreclosing, selling or otherwise acting upon the collateral shared with the notes.

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

A breach of any of the covenants contained in our revolving credit facility, debt agreements or any other future credit facilities, or our inability to comply with the financial ratios could result in an event of default, which would allow the lenders to declare all borrowings outstanding to be due and payable, which would in turn trigger an event of default under the indenture. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings. If the amounts outstanding under our revolving credit facility or the notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. As of December 31, 2008, we were in compliance with all debt covenants.

We are a holding company and we may not have access to sufficient cash to make payments on the notes. In addition, the notes are effectively subordinated to the liabilities of our subsidiaries.

Securus Technologies, Inc., the issuer of the notes, is a holding company with no direct operations. Its principal assets are the equity interests it holds, directly and indirectly, in its subsidiaries. Since all of our operations are conducted through our subsidiaries, our ability to service our indebtedness, including the notes, will be dependent upon the earnings of our subsidiaries and the distribution of those earnings, or upon loans or other payments of funds, by our subsidiaries to us. Our subsidiaries are legally distinct from us and have no obligation to pay amounts due on our debt or to make funds available to us for such payment. The payment of dividends and the making of loans and advances to us by our subsidiaries may be subject to various restrictions, including restrictions under our revolving credit facility more fully described below. In addition, the ability of our subsidiaries to make such payments or advances to us may be limited by the laws of the relevant jurisdictions in which our subsidiaries are organized or located, including, in some instances, by requirements imposed by regulatory bodies that oversee the telecommunications industry in such jurisdictions. In certain circumstances, the prior or subsequent approval of such payments or advances by our subsidiaries to us is required from such regulatory bodies or other governmental entities. The notes, therefore, without giving effect to any guarantees of the notes, will be effectively subordinated to creditors (including trade creditors) of our subsidiaries. Although the indenture contains limitations on the amount of additional indebtedness that we and our restricted subsidiaries may incur, the amounts of such indebtedness could be substantial and such indebtedness may be First-Priority Lien Obligations. In addition, each of our subsidiaries has other liabilities, including contingent liabilities (including the guarantee obligations under our revolving credit facility and the senior subordinated debt financing) that may be significant.

In addition, our revolving credit facility will restrict all payments from our subsidiaries to us during the continuance of a payment default and will also restrict payments to us for a period of up to 180 days during the continuance of a non-payment default.

Our revolving credit facility is, and future credit facilities may be, guaranteed by our domestic restricted subsidiaries and certain foreign subsidiaries. Although the indenture contains limitations on the amount of additional indebtedness that we and our restricted subsidiaries may incur, the amounts of such indebtedness could be substantial and such indebtedness may be secured. As of December 31, 2008, we would have been able to incur approximately $13.5 million of additional secured debt constituting First-Priority Lien Obligations under our revolving credit facility.

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

Risk Factors Relating to Our Business

Changes in economic conditions, particularly a further economic slowdown, could continue to adversely impact our financial condition and results of operations.

Our business is directly affected by market conditions, trends in our industry and finance, legislative and regulatory changes, and changes in the economy, all of which are beyond our control. Further deterioration in economic conditions could result in the following consequences, among others, any of which could have an adverse impact on our business operations, results of operations and financial condition:

•	Demand for our products and services may decline, resulting in lower billed calls and minutes, revenues and operating income;

•	Our bad debt may rise and we may be required to further limit credit to billed parties, which would reduce our revenues;

•	Our existing and prospective software customers may delay or defer spending on software and services;

•	Tightening of credit markets can impact borrowing availability.

These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

Our financial results are dependent on the success of our billing and bad debt risk management systems.

The inmate telecommunications business is subject to significant risk of bad debt or uncollectible accounts receivable. In 2008, our direct provisioning bad debt expense was approximately 8% of our direct provisioning revenues. Many calls are collect calls paid by the called or billed party. Historically, such billed party’s ability to pay for collect calls has been tied to the economic conditions, and unemployment rates in particular, that exist in their community. Historically, our bad debt has been highly correlated to unemployment rates; however, we have developed statistical methods to identify high risk customers who we require to prepay. In 2007, approximately 35% of our direct provision revenues were prepaid, while 46% of our direct provisioning revenues were prepaid in 2008. With the current economic recession and increasing unemployment rates, it is possible that bad debt results could rapidly deteriorate. Because our bad debt visibility is delayed by six to nine months for calls that are placed on LEC bills, risks exists that we will incur future write-offs causing bad debt to increase.

We bill for our direct and wholesale services through LECs and billing aggregators, which aggregate our charges with other service providers and bill through the applicable LEC. Our agreements with the LECs and the billing aggregators specify that the LECs get paid their portion of a bill prior to ours and we share the remaining risk of nonpayment with other non-LEC service providers. In certain circumstances, LECs are unable to trace the collect call to a proper billed number and the call is unbillable. We are also subject to the risks that the LEC decides not to charge for a call on the basis of billing or service error and that we may be unable to retain our current billing collection agreements with LECs, many of which are terminable at will.

There is a significant lag time (averaging six to nine months) between the time a call is made and the time we learn that the billed party has failed to pay for a call when we bill through LECs and billing aggregators. During this period, we may continue to extend credit to the billed party prior to terminating service and thus increase our exposure to bad debt. Additionally, because of the significant lag time, deteriorating trends in collection rates may not be immediately visible and bad debt may therefore increase prior to our ability to adjust our algorithms and reduce credit limits. This risk is heightened in light of the recent economic downturn. We seek to minimize our bad debt expense by using multi-variable algorithms to adjust our credit policies and billing. In 2007, we enhanced our bad debt management systems by reducing the processing time of call records through our back office systems. We cannot assure you that these initiatives will be successful or that our algorithms are accurate or will remain accurate as circumstances change. Moreover, to the extent we overcompensate for bad debt exposure by limiting credit to billed parties, our revenues and profitability may decline as we allow fewer calls to be made. To the extent our billing and bad debt risk management systems are less than effective or we are otherwise adversely affected by the foregoing factors, our results of operations could be negatively impacted.

We expect significant declines in our wholesale revenues, which if not replaced by direct call provisioning or other revenues, could have an adverse impact on our financial condition.

Our wholesale revenues, which accounted for approximately 8% of our revenues in 2008, are expected to continue to decline over the next few years. Our wholesale customers have historically been comprised of large telecommunications carriers, which began exiting the inmate telecommunications business in early 2005. Since their exit, the larger county and state facilities that they served are increasingly being serviced by independent inmate communications companies. As a result, our wholesale revenues decreased by approximately $15.3 million, or 33.9%, from 2007 to 2008. Global Tel*Link comprised 59% of our wholesale revenue in 2008. Global’s master agreement with us expired on March 1, 2008 and we will stop providing services to them as their underlying contracts at the individual facilities expire.

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

We face challenges in growing our offender management software business.

Our future success and our ability to meet forecasted operating results and pay interest and principal on the notes will depend in part on our ability to sustain our market share of the offender management software business. The majority of these revenues are currently associated with our ongoing implementation of our software for Her Majesty’s Prison Service in the United Kingdom, through a sub-contracting agreement with EDS. As our contract with Her Majesty’s Prison Service reduces in scope in 2009 and beyond, we will need to generate new contracts to compensate for the loss of this revenue.

If we are unable to grow our business successfully, we may not realize our targeted revenue, which may result in reduced profitability or operating losses and may materially and adversely affect our business, financial condition and results of operations.

A number of our customers individually account for a large percentage of our revenues, and therefore the loss of one or more of these customers could harm our business.

If we lose existing customers and do not replace them with new customers, our revenues will decrease and may not be sufficient to cover our costs. For the year ended December 31, 2008, our top five customers accounted for approximately 20% of our total revenues. If we lose one or more of these customers our revenues will be adversely affected, which could harm our business.

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

We cannot assure you that a third party will not accuse us of infringement on its intellectual property rights. There has been litigation in the telecommunications industry regarding alleged infringement of certain of the technology used in internet telephony services. Although this litigation involves companies unrelated to us, and we believe, technology different from ours, it is possible that similar litigation could be brought against us in the future. Certain parties to such litigation have significantly greater financial and other resources than us. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is not valid, and could perhaps prevent us from adequately defending the claim. Such a claim would also distract our management from our business. A claim may also result in a judgment involving substantial damages or an injunction or other court order that could prevent us from selling our products and services or operating our network architecture. Any of these events could have a material adverse effect on our business, operating results and financial condition.

We may not be able to adapt successfully to new technologies, to respond effectively to customer requirements or to provide new services.

The communications and software industries, including inmate communications and offender management systems, are subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. As a result, it is difficult for us to estimate the life cycles of our products. Technological developments may reduce the competitiveness of our services and require unbudgeted upgrades, significant capital expenditures and the procurement of additional services that could be expensive and time consuming. To the extent our existing or future competitors are successful in developing competitive technologies, including through deployment of the packet based architecture that we believe provides us with a competitive advantage, our competitive position, market share and the price we receive for services may be adversely affected. To be competitive, we must develop and introduce product enhancements and new products. New products and new technology often render existing information services or technology infrastructure obsolete, excessively costly, or otherwise unmarketable. As a result, our success depends on our ability to create and integrate new technologies into our current products and services and to develop new products. If we fail to respond successfully to technological changes or obsolescence or fail to obtain access to important new technologies, we could lose customers and be limited in our ability to attract new customers or sell new services to our existing customers. The failure to adapt to new technologies could have a material adverse effect on our business, financial condition and results of operations.

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

Competition could intensify as a result of new competitors and the development of new technologies, products and services. Some or all of these risks may cause us to have to spend significantly more in capital expenditures than we currently anticipate in order to retain existing and attract new customers.

Some of our competitors have brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours. In addition, due to consolidation and strategic alliances within the communications industry, we cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Increased competition from existing and new entities could lead to higher commissions paid to correctional facilities, loss of customers, reduced operating margins or loss of market share.

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

It is difficult for us to forecast the timing and recognition of revenues from sales of our offender management products because our existing and prospective customers often take significant time evaluating our products before licensing them. The sales process for our offender management software products is lengthy and can exceed one year. License and implementation fees for our offender management software products tend to be substantial when they occur. Additionally, the purchasing of our offender management software products is relatively discretionary and the purchasing decision typically involves members of our customers’ senior management. Accordingly, the timing of our license revenues is difficult to predict. The delay of an order could cause our quarterly revenues to fall substantially below our expectations and those of public market analysts and investors. Moreover, to the extent that we succeed in shifting customer purchases away from individual software products and toward more costly integrated suites of software and services, our sales cycle may lengthen, which could increase the likelihood of delays and cause the effect of a delay to become more pronounced. Delays in our offender management software sales could cause significant shortfalls in our revenues and operating results for any particular period and could lead to future impairment of goodwill or long-lived assets. The period between initial customer contact and a purchase by a customer may vary from nine months to more than one year. During the evaluation period, prospective customers may decide not to purchase or may scale down proposed orders of our products for various reasons, including:

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

•	difficulties in managing foreign operations and appropriate levels of staffing;

•	longer collection cycles;

•	seasonal reductions in business activities, particularly throughout Europe;

•	reduced protection for intellectual property rights in some countries;

•	proper compliance with local tax laws, which can be complex and may result in unintended adverse tax consequences;

•	anti-American sentiment due to the war in Iraq and other American policies that may be unpopular in certain countries;

•	difficulties in enforcing agreements through foreign legal systems;

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

Regulatory Risks

The FCC is currently reviewing challenges and alternatives to the rates applicable to interstate inmate telecommunications service that, if implemented, could have an adverse effect on our business.

The FCC has opened several rulemaking proceedings that question whether the current regulatory regime applicable to the rates for interstate inmate telecommunications services is responsive to the needs of correctional facilities, inmate telecommunications service providers, the inmates and their families. Parties participating in these proceedings generally include prison inmates and their families, parties receiving calls from inmates, several national inmate advocacy organizations such as Citizens United for the Rehabilitation of Errants and providers of inmate telecommunications services. In general, the position of those challenging the current regulatory regime is that inmate telecommunications service rates are excessive due to compensation paid to correctional facilities in the form of “commissions” and that the FCC should establish rate caps, prohibit commissions to correctional facilities and mandate the offering by inmate telecommunications service providers of debit (prepaid) card alternatives to collect calling. Such a regime would require a new and complex set of federal regulations that, if adopted, could reduce our revenues derived from existing contracts and could lead to increased costs associated with regulatory compliance. Moreover, if implementation of these regulations leads to technological or structural changes in the industry, it could diminish the value of our intellectual property and our customer relationships and lead to a reduction in profitability of calls originating from correctional facilities.

We operate in a highly regulated industry, and are subject to restrictions in the manner in which we conduct our business and a variety of claims relating to such regulation.

Our operations are subject to federal regulation, and we must comply with the Communications Act of 1934, as amended, and FCC regulations promulgated there under. We are also subject to the applicable laws and regulations of various states and other state agencies, including regulation by public utility commissions. Federal laws and FCC regulations generally apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over telecommunications that originate and terminate within the same state. Generally, we must obtain and maintain prior authorization from and/or register with, regulatory bodies in most states where we offer intrastate services and must obtain or submit prior regulatory approval of rates, terms and conditions for our intrastate services in many of these jurisdictions. We are also in some cases required, along with other telecommunications providers, to contribute to federal and state funds established for universal service, number portability, payphone compensation and related purposes. Laws and regulations in this industry such as those identified above, and others including those regulating call recording and call rate announcements, and billing, collection, customer collection management, and solicitation practices are all highly complex and burdensome, making it difficult to be in complete compliance. The difficulty is sometimes exacerbated by technology issues. Although we actively seek to comply with all laws and regulations and remedy areas in which we become aware of inadvertent non-compliance, we may not always be in full compliance with all regulations applicable to us. Once non-compliance is identified, remedies are sought and implemented as quickly as possible. Failure to comply with these requirements can result in potentially significant fines, penalties, regulatory sanctions and claims for substantial damages. Claims may be widespread, as in the case of class actions commenced on behalf of inmates or the called parties of inmates. Significant fines, penalties, regulatory sanctions and damage claims could be material to our business, operating results and financial condition. Additionally, regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. Future regulatory, judicial or legislative activities may have an adverse effect on our operations or financial condition, and domestic or international regulators or third parties may raise material issues with regard to our compliance or non-compliance with applicable regulations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

 ITEM 2. PROPERTIES

Our principle executive office is located in, and a portion of our operations are conducted from, leased premises located at 14651 Dallas Parkway, Suite 600, Dallas, Texas 75254-8815. We also lease additional regional facilities from which we conduct our operations located in Carrollton, Texas, used as a warehouse location; Raleigh, North Carolina; data centers located in Allen and Dallas, Texas, Atlanta, Georgia and Los Angeles, California; and we have one regional sales office in Chesterfield, Missouri. We have offices in Richmond, British Columbia, Canada; Folsom, California and Selma, Alabama. We believe that our facilities are suitable and the space contained by them adequate for their respective operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time we have been, and expect to continue to be, subject to various legal and administrative proceedings or various claims in the normal course of business. We believe the ultimate disposition of these matters will not have a material effect on our financial condition, liquidity, or results of operations.

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

In June 2000, T-NETIX was named, along with AT&T, in a lawsuit in the Superior Court of King County, Washington, in which two private citizens allege violations of state rules requiring pre-connect audible disclosure of rates as required by Washington statutes and regulations. T-Netix and other defendants successfully obtained dismissal and a "primary jurisdiction" referral in 2002.  In 2005, after several years of inactivity before the Washington Utilities and Transportation Commission (“WUTC”), the state telecommunications regulatory agency, T-Netix prevailed at the trial court in securing an Order entering summary judgment on grounds of lack of standing, but that decision was reversed by an intermediate Washington state appellate court in December 2006.  T-Netix’s subsequentPetition for Review by the Washington Supreme Court was denied in January 2008, entitling Plaintiffs to continue to pursue their claims against T-Netix and AT&T.  This matter was referred to the WUTC on the grounds of primary jurisdiction, in order for the WUTC to determine various regulatory issues. On May 22, 2008, AT&T filed with the trial court a cross-claim against T-Netix seeking indemnification. T-Netix moved to dismiss AT&T’s cross-claim, but the court denied that motion and deferred resolution of whether

AT&T's belated indemnification claim is within the statute of limitations for summary judgment. Because discovery has not been completed before the WUTC, we cannot estimate the Company's potential exposure or predict the outcome of this dispute.

In May 2007, Global Tel*Link Corporation (“GTL”) and Verizon Business (“Verizon”) filed formal protest petitions against the Florida Department of Corrections (“FDOC”) (the “Protests”). The Protests challenged the FDOC’s intended award to us of a five-year initial term contract for the provision of statewide inmate telephone services. More specifically, the Protests sought entry of recommended and final orders either (1) awarding the contract to the protestors or (2) rejecting all proposals. The Protests were referred to the Florida Division of Administrative Hearings (“DOAH”), and we intervened as a co-respondent with FDOC. Following a formal hearing, the DOAH entered a recommended order to approve the intended contract award to us; in turn the FDOC adopted the recommendation in its final order. GTL and Verizon appealed the final order and sought a stay to prevent entry of a formal contract between us and the FDOC during the appeal. The court denied the stay and the FDOC Contract was executed on September 25, 2007. GTL and Verizon nevertheless have continued to prosecute their appeal. On August 4, 2008, the appeals court entered an order reversing the final order entered by the FDOC on the basis of a violation of due process, finding that the FDOC Secretary who adopted the DOAH recommended order was not impartial since he had made the initial decision to award the contract to our company and had testified in support of that decision in the formal hearings before the DOAH. The case was remanded to the FDOC for further proceedings consistent with the opinion. On September 18, 2008, the FDOC issued an amended final order that also concluded that the Protests should be dismissed.  GTL and Verizon asked the FDOC to reconsider the amended final order, arguing that the appellate court’s decision required appointment of a neutral third-party from outside the FDOC to issue the order.  The FDOC did not respond to the request for reconsideration.  On October 17, 2008, GTL and Verizon appealed of the amended final order with the state appeals court.  We cannot estimate the Company's potential exposure or predict the likelihood of any outcome at this time.

In July 2007, Global Tel*Link Corporation filed suit in the Circuit Court of Montgomery County against T-Netix Inc., the State of Alabama, and the Alabama Department of Finance and Alabama Department of Corrections. This proceeding relates to the protest matter Global Tel* Link filed in Alabama in May 2007, which was concluded in April 2008. We filed a motion to dismiss that was denied; however, GTL conceded that several of its claims were not viable, and in its amended complaint included only one count, the intentional interference with business and contractual relations claim. The judge agreed to postpone setting any scheduling deadlines and postponed the trial date of August 4, 2008. The judge ordered the parties to mediate the case but did not specify a deadline. There has not been any activity in this case since the ruling in the companion matter on April 11, 2008. T-Netix has not admitted any wrongdoing and has vigorously denied each and every allegation in the case. We cannot estimate the Company's potential exposure or predict the likelihood of any outcome at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.  Our common stock is not registered and there is currently no established public trading market for our issued and outstanding equity securities.

Holders of Record.  As of March 3, 2009, we had 3 holders of Series A Redeemable Convertible Preferred Stock, 7 holders of Common Stock and 20 holders of Class B Common Stock. In December

2007, we effected a 1 for 1,000 reverse stock split for its Common Stock and Class B Common Stock in connection with the issuance of the Series A Redeemable Convertible Preferred Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of
	Number of		Securities
	securities	Weighted-	remaining available
	to be issued	average	for future issuance
	upon exercise	exercise price	under equity
	of outstanding	of outstanding	compensation plans
	options,	Options,	(excluding securities
	warrants	warrants	reflected in
Plan category	and rights (1)	and rights	column (a))
Equity compensation plans approved by security holders (2)	160,435	$.01	4,565
Equity compensation plans not approved by security holders	-	-	-
Total	160,435	$.01	4,565

(1) Includes 160,435 shares of restricted stock issued under the 2004 restricted stock plan.

(2)  In March 2009, the Company filed a Fourth Amendment and Restated Certificate of Incorporation which 1,685,000 shares of common stock were authorized, of which 10,000 shares are designated Preferred Stock, $.001 par value per share (the “Preferred Stock”), 1,500,000 shares are designated Common Stock, $.001 par value per share (the “Common Stock”), and 175,000 shares are designated Class B Common Stock, $.001 par value per share (the “Class B Common Stock”).

Unregistered Sales of Equity Securities.  During the year ended December 31, 2008, we sold 160,364 restricted shares of Class B Common Stock at a purchase price of $.01 per share pursuant to the 2004 Restricted Stock Plan to certain members of management.  The shares are subject to certain contractual limitations, including provisions regarding forfeiture and disposition, as provided in each executive’s restricted stock purchase agreement and the 2004 Restricted Stock Plan. The restricted period ends upon the occurrence of certain events or the lapse of time.  The sale of the Class B Common Stock was made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering, and regulations promulgated thereunder.

In August of 2008, we authorized an additional 65,000 shares of Class B Common Stock. In September 2008, we filed a Third Amended and Restated Certificate of Incorporation, which authorized 1,365,000 shares of capital stock with a par value of $0.001. 1,190,000 shares were designated Class A Common Stock, 10,000 were designated Preferred Stock, of which 5,100 were designated as Series A Convertible Preferred Stock, and 165,000 were designated Class B Common Stock. All issued shares of common stock are entitled to vote on a one share/one vote basis.

ITEM 6. SELECTED FINANCIAL INFORMATION AND OTHER DATA

The following selected consolidated historical financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K. The selected historical consolidated financial and other data presented below for the fiscal years ended December 31, 2006, 2007 and 2008 have been derived from our audited consolidated financial statements.

	Predecessor	Period From
	Period From	January 1,
	January 1	(Inception) to
	To March 2,	December 31,	For the Year Ended December 31,
	2004(1)	2004(2)	2005	2006	2007	2008
Consolidated Statement of Operations
Operating revenues (7)	$17.4	$173.4	$377.4	$401.9	$391.9	$388.6
Cost of service (7)	11.4	130.9	289.2	310.1	302.8	287.1
Selling, general and administrative expenses	3.6	27.5	48.5	52.4	58.4	59.5
Depreciation and amortization	1.6	13.2	23.9	30.3	37.1	34.4
Non-cash impairment of assets	0.3	50.6	-	-	-	-
Other operating expenses (3)	5.3	5.6	0.6	-	0.6	0.2
Income (loss) from operations	(4.8)	(54.4)	15.3	9.1	(7.0)	7.4
Other Income Expense:
Transaction expenses and other charges (4)	(5.4)	(1.0)	-	-	-	-
Interest and other expenses, net	(2.2)	(14.0)	(26.6)	(27.8)	(31.5)	(41.9)
Loss from continuing operations before income taxes	(12.4)	(69.4)	(11.3)	(18.7)	(38.5)	(34.5)
Income tax expense (benefit)	(2.6)	(12.7)	(2.2)	1.4	1.9	(0.5)
Net loss	(9.8)	(56.7)	(9.1)	(20.1)	(40.4)	(34.0)
Accrued dividends on preferred stock	-	-	-	-	-	(1.4)
Net loss available to common stockholders	(9.8)	(56.7)	(9.1)	(20.1)	(40.4)	(35.4)
Other Financial Data:
Total direct provisioning revenues (7)	$9.6	$120.9	$303.3	$341.2	$338.7	$333.6
Total wholesale services revenues (7)	7.8	52.5	74.1	60.7	45.2	29.9
Offender management software	-	-	-	-	7.9	25.1

	Predecessor	Period From
	Period From	January 1,
	January 1	(Inception) to
	To March 2,	December 31,	For the Year Ended December 31,
	2004(1)	2004(2)	2005	2006	2007	2008
Other Data:
Deficiency of earnings to fixed charges	$9.8	$56.7	$9.1	$20.1	$40.4	$35.4
Consolidated Cash Flow Data:
Cash flows from operating activities	$(3.8)	$(1.8)	$29.8	$19.1	$20.5	$17.4
Cash flows from investing activities	(0.6)	(213.1)	(26.3)	(27.1)	(64.0)	(17.0)
Cash flows from financing activities (5)	(0.9)	216.7	(2.8)	6.0	46.5	1.1
Capital Expenditures	0.6	12.4	26.3	27.2	21.4	17.0
Balance Sheet Data (End of Period)
Cash and cash equivalents and restricted cash	$17.6	$3.2	$4.0	$2.0	$3.6	$8.2
Total current assets (6)	45.7	78.1	80.7	76.4	62.9	61.6
Net property and equipment	20.0	36.2	43.9	46.4	40.8	35.4
Total assets	74.7	272.1	266.9	259.6	292.1	259.0
Total long-term debt (including current portion)	18.3	189.9	198.0	210.6	263.3	288.3
Stockholders’ equity (deficit)	$25.4	$(22.8)	$(31.9)	$(51.9)	$(88.9)	$(128.8)

(1)	This column presents the data for T-Netix (Predecessor) for the 62-day period from January 1, 2004 to March 2, 2004, prior to our acquisition of T-Netix on March 3, 2004
(2)

This column does not include information for T-Netix (Predecessor) for the period from January 1, 2004 to March 2, 2004 prior to our acquisition of T-Netix on March 3, 2004, or information for Evercom for the period from January 1, 2004 to September 8, 2004, prior to our acquisition of Evercom on September 9, 2004

(3)	Gain on sale of assets, compensation expense on employee options, severance and restructuring costs.
(4)	Represents one-time transaction expenses related to Securus’ purchase of T-Netix on March 3, 2004, and Securus’ purchase of Evercom on September 9, 2004
(5)	The 2007 amount reflects $40 million of indebtedness incurred through the issuance of additional Second-priority Senior Secured Notes in connection with our acquisition of Syscon
(6)

Current assets decreased in 2007 from 2006, primarily as a result of a decline in receivables due to a significant increase in prepaid revenues as a percentage of total revenues, coupled with a decline in overall Direct and Wholesale revenues

(7)

Includes reclassification of certain amounts in prior years to conform with current period presentation.  No impact on operating income (loss), net loss, cash flows or the financial position of the Company for the prior periods presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following information should be read in conjunction with our historical consolidated financial statements and related notes, our audited consolidated financial data and related notes and other financial information included elsewhere in this Form 10-K.

Overview

We are one of the largest independent providers of inmate telecommunications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities such as juvenile detention centers and private jails in the United States and Canada. As of December 31, 2008, we provided service to approximately 2,600 correctional facilities.

Our core business consists of installing, operating, servicing and maintaining sophisticated call processing systems in correctional facilities and providing related services. We enter into multi-year agreements (generally three to five years) directly with the correctional facilities in which we serve as the exclusive provider of telecommunications services to inmates. In exchange for the exclusive service rights, we pay a negotiated commission to the correctional facility based upon revenues generated by actual inmate telephone use. In addition, on larger contracts we may partner with other telecommunications companies in which we provide our equipment and, as needed, back office support including validation, billing and collections services, and charge a fee for such services. Based on the particular needs of the corrections industry and the requirements of the individual correctional facility, we also sell platforms and specialized equipment and services such as law enforcement management systems, call activity reporting and call blocking.

On June 29, 2007, we acquired all of the outstanding capital stock of Syscon Holdings Ltd., a British Columbia company, and certain of its affiliates. Syscon is an enterprise software development company for the correctional facility industry. Syscon’s core product is a sophisticated and comprehensive software system utilized by correctional facilities and law enforcement agencies for complete offender management. Syscon’s system provides correctional facilities with the ability to manage and monitor inmate parole and probation activity and development at a sophisticated level.

Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation. We believe this reclassification will result in a clearer presentation of our results of operations. As a result, we have revised our Management’s Discussion and Analysis of Financial Condition and Results of Operations for prior periods to reflect this reclassification.

Revenues

We derived approximately 86% of our revenues for the years ended December 31, 2007 and 2008, respectively, from our direct operation of inmate telecommunication systems and the provision of related services located in correctional facilities within 44 states, including the District of Columbia. We enter into multi-year agreements under direct or “prime” contracts with the correctional facilities, pursuant to which we serve as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, we pay a commission to the correctional facility based upon inmate telephone use. Our commission rates averaged approximately 45% and 44% of direct call provisioning revenues for the years ended December 31, 2007 and 2008, respectively. We install and generally retain ownership of the telephones and the associated equipment and provide additional services tailored to the specialized needs of the corrections industry and to the requirements of each individual correctional facility, such as call activity recording and call blocking. In our direct call provisioning business, we earn the full retail value of the call and pay corresponding line charges and commissions. As a result, our direct call provisioning business gross profit dollars are higher, but our gross profit percentage is lower than in our wholesale services business.

We derived approximately 2% and 6% of our revenues from our offender management software business for the years ended December 31, 2007 and December 31, 2008, respectively. Offender management systems are platforms that allow facilities managers and law enforcement personnel to analyze data to reduce costs, prevent and solve crimes and facilitate rehabilitation through a single user interface. Revenue related to the Offender Management software is recognized under Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue is recognized using the residual method when the fair value of vendor specific objective evidence (“VSOE”) of the undelivered element is determined. If the VSOE of fair value cannot be determined for any undelivered element or any undelivered element is essential to the functionality of the delivered element, revenue is deferred until such criteria are met or recognized as the last element is delivered. Under the residual method, the fair value of the undelivered elements is deferred and the difference between the total arrangement fee and the amount recorded as deferred revenue for the undelivered elements is recognized as revenue related to the delivered elements. We believe that we have the most functionally complete offender management system available on the market. Our offender management software business complements the direct call provisioning business.

We derived approximately 12% and 8% of our revenues for the years ended December 31, 2007 and 2008, respectively, from the wholesale services business. We derive this revenue through sale of equipment or providing telecommunication services to other telecommunications companies as customers or service partners.

The solutions business within wholesale services consists of providing validation, uncollectible account management and billing services. In this business, accounts receivable generated from calls placed by inmates in correctional facilities are typically purchased from the third party inmate telecommunication providers and we accept responsibility for call validation, uncollectible accounts, and billing and collections costs. However, all purchased receivables must be processed and validated through our risk management system prior to allowing the call to be completed and also must be billed through our proprietary billing systems. Revenues from our solutions services equal the difference between the face value of the receivables purchased and the amount we pay our solutions partners for the discounted accounts receivable. Because revenues associated with our solutions business represent only a percentage of the face value of the receivables purchased, the associated billing and collection fees and uncollectible account expense represent a much higher percentage of revenues as compared to our direct call provisioning business. In the solutions business, we do not bear any of the costs of facility commissions, equipment, line charges or direct sales charges, but bear the risk of unbillable and uncollectible accounts receivable.

The telecommunications business within wholesale services provides equipment, security enhanced call processing, call validation, and service and support through the telecommunications providers, rather than directly to the facility. Although our revenues for services to telecommunications service providers are lower than in our direct call provisioning business, where we provide the service to the facility directly and receive the retail value of the call, we do not incur all the additional capital costs related to these larger contracts that can require up-front or guaranteed commission payments. Our gross margin percentage for providing telecommunications services is higher than the margin for our direct call provisioning business because we do not incur commissions, transport costs or risk of collection. We also sell equipment, typically consisting of our inmate calling system, to a limited number of telecommunication services providers.

In our direct call provisioning and solutions businesses, we accumulate call activity data from our various installations and bill our revenues related to this call activity primarily through direct billing agreements with LEC billing agents, or in some cases through billing aggregators. We also receive payment on a prepaid basis for a significant portion of our services and record deferred revenue until the prepaid balances are used. In each case, we recognize revenue when the calls are completed and record the related telecommunication costs for validating, transmitting, billing and collection, bad debt, and line and long-distance charges, along with commissions payable to the facilities. In our telecommunications services business, our service partner bills the called party and we either share the revenues with our service partner or receive a prescribed fee for each call completed. We also charge fees for additional services such as customer support and advanced validation.

Cost of Services

Our principal cost of service for our direct call provisioning business consists of commissions paid to correctional facilities, which are typically expressed as a percentage of either gross or net direct call provisioning revenues and are typically fixed for the term of the agreements with the facilities. Our cost of service for direct call provisioning also includes (1) bad debt expense, consisting of unbillable and uncollectible accounts; (2) billing and collection charges; (3) telecommunication costs such as telephone line access, long distance and other charges; (4) field operations and maintenance costs for service on our installed base of inmate telephones; and (5) selling, general, and administrative costs. We pay monthly line and usage charges to RBOCs and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus, for certain LECs, a per message or per minute usage rate based on the time and duration of the call. We also pay fees to RBOCs and other LECs and long distance carriers based on usage for long distance calls. Third-party billing charges consist of payments to LECs and other billing service providers for billing and collecting revenues from called parties. Customer service costs represent either in-house or contracted customer service representatives who handle questions and concerns and take payments from billed parties.

Cost of service associated with our offender management software business primarily includes salaries and related costs of employees and contractors that provide technological services to develop, customize or enhance the software for our clients.

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

Bad Debt. We account for bad debt as a direct cost of providing telecommunications services. We accrue the related telecommunications cost charges along with an allowance for unbillable and uncollectible calls, based on historical experience. Charges for inmate telephone calls on a collect basis are considered unbillable in cases when there is no billing address for the telephone number called, or uncollectible when the billed party is unable or unwilling to pay for the call. We use a proprietary, specialized billing and bad-debt management system to integrate our billing with our call blocking, validation, and customer inquiry procedures. We seek to manage our higher risk revenues by proactively requiring certain billed parties to prepay collect calls or be directly billed by us. This system utilizes multi-variable algorithms to minimize bad debt expense by adjusting our credit policies and billing. For example, when unemployment rates are high, we may decrease credit to less creditworthy-billed parties or require them to purchase prepaid calling time in order to receive inmate calls. Bad debt tends to rise as the economy worsens, and is subject to numerous factors, some of which may not be known. To the extent our bad debt management system overcompensates for bad debt exposure by limiting credit to billed parties, our revenues and profitability may decline as fewer calls are permitted to be made. We expect that as a result of the current economic recession in the U.S., that either our revenues from marginal billed parties will decline or our bad debt expense will rise or a combination of both will occur. However, we have tightened our credit policy to reduce our risk of loss from bad debts. Consequently, billed minutes, revenues and operating income have been negatively impacted in 2008 by our credit policy actions and we expect that trend to continue in 2009.

Field Operations and Maintenance Costs. Field operations and maintenance costs consist of service administration costs for correctional facilities. These costs include salaries and related personnel expenses, communication costs, and inmate calling systems repair and maintenance expenses.

SG&A. SG&A expenses consist of corporate overhead and selling expenses, including accounting, marketing, legal, regulatory, and research and development costs.

Industry Trends

The corrections industry, which includes the inmate calling and offender management software markets, is and can be expected to remain highly competitive.  We compete directly with numerous other suppliers of inmate call processing systems and other corrections-related products (including our own wholesale service provider customers) that market their products to our same customer base. We provide our wholesale products and services to inmate telecommunications service providers, such as Global Tel*Link, Embarq, AT&T, and FSH Communications. For the year ended December 31, 2008, 8%, of our total revenues were generated from contracts with wholesale service providers.

Large industry participants have been exiting the inmate telecommunications industry since 2005, and we have seen a steady decrease in our wholesale services volumes as AT&T has gradually exited the inmate telecommunications market. We also experienced a decline in our wholesale services revenues and profits associated with our customer, Global Tel*Link, and expect revenues and profits from this customer will continue to decline.

However, we believe that the departure of large industry participants from the direct call provisioning business has presented significant opportunities for us and other independent providers. Contracts to service the facilities are subject to competitive bidding, and as we seek to secure inmate telecommunications contracts with larger county and state departments of corrections, we may be required to provide multi-million dollars in up front payments, surety bonds or guaranteed commissions, as well as incur the cost of equipment and similar costs.To successfully compete for large county and state departments of corrections contracts without committing significant capital resources, we have entered into a wholesale services partnering arrangement with Embarq. Through this arrangement, we will install, operate and maintain a telecommunications network for the Texas Department of Criminal Justice, one of the largest state prison systems in the country, and expect to recognize up to $100 million in wholesale services revenues over the life of this 7 year contract with a potential 4 additional option years. We may continue to bid on other large county and state department of corrections contracts with Embarq.

The following table sets forth, for the years ended 2006, 2007 and 2008, respectively, our results of operations (in thousands).

	2006		2007		2008
Revenues
Direct call provisioning	$341,237	85%	$338,703	86%	$333,564	86%
Offender management software	-	-	7,933	2	25,137	6
Wholesale services	60,660	15	45,214	12	29,902	8
Total revenues	401,897	100	391,850	100	388,603	100
Expenses
Cost of service	310,099	77	302,763	77	287,104	74
Selling, general and administrative expenses	52,387	13	58,420	15	59,507	15
Restructuring costs	-	-	614	-	224	-
Depreciation and amortization	30,258	8	37,048	10	34,400	9
Operating income (loss)	9,153	2	(6,995)	(2)	7,368	2
Interest and other expenses, net	27,811	7	31,487	8	41,896	11
Loss from continuing operations before income taxes	(18,658)	(5)	(38,482)	(10)	(34,528)	(9)
Income tax expense (benefit)	1,461	-	1,922	-	(509)	-
Net loss	(20,119)	(5)	(40,404)	(10)	(34,019)	(9)
Accrued dividends on preferred stock	-		-		(1,351)	-
Net loss available to common stockholders	$(20,119)	(5)%	$(40,404)	(10)%	$(35,370)	(9)%

Variances in the results of our operations (in thousands) are as follows:

	Total		Total
	Variance		Variance
	Between the		Between the
	Years Ended		Years Ended
	December 31,	%	December 31,	%
	2006 and 2007	Change	2007 and 2008	Change
Revenues
Direct call provisioning	$(2,534)	(0.7)%	$(5,139)	(1.5)%
Offender management software	7,933	100.0	17,204	216.9
Wholesale services	(15,446)	(25.5)	(15,312)	(33.9)
Total revenue	(10,047)	(2.5)	(3,247)	(0.8)
Total cost of service	(7,336)	(2.4)	(15,659)	(5.2)
Selling, general and administrative expenses	6,033	11.5	1,087	1.9
Restructuring costs	614	100	(390)	(63.5)
Depreciation and amortization	6,790	22.4	(2,648)	(7.1)
Total operating costs and expenses	6,101	1.6	(17,610)	(4.4)
Operating income (loss)	$(16,148)	(176.4)%	$14,363	205.3%

Results of Operations for the Year Ended December 31, 2008 Compared to December 31, 2007

Revenues

Compared to the year ended December 31, 2007, consolidated revenues decreased for the year ended December 31, 2008 by $3.2 million, or 0.8%, to $388.6 million. The primary components of the decrease in revenues are discussed below:

Direct call provisioning revenues decreased $5.1 million, or 1.5%, to $333.6 million. This resulted from a decrease of $20 million due primarily to the loss of direct business contracts with several departments of corrections that expired during the second half of 2007, combined with the lower revenues due to the worsening economy, which caused us to tighten credit controls in an effort to reduce our bad debt exposure. In addition, in 2008 we sought to improve our margins in bidding for new state and county contracts, which resulted in the loss of some contracts that did not meet acceptable profitability standards. We expect to continue to monitor contracts coming up for renewal on the same basis. The decrease in revenue was partially offset by $14.9 million of revenues from department of corrections and mega-county contracts won from competitors, net of accounts not renewed. Large accounts installed in 2008 generated $7.3 million in 2008, and are expected to generate $16 million annually over the term of the contracts. It is likely we may continue to see a reduction in direct call provisioning revenues in 2009 because of higher unemployment rates caused by the economic recession and a corresponding tightening of our credit policies.

Offender management software revenues increased $17.2 million or 216.9% to $25.1 million primarily due to only two quarters of operations in 2007 compared to a full year in 2008. The majority of our offender management revenues are currently associated with our ongoing implementation of our software for Her Majesty’s Prison Service in the United Kingdom, through a sub-contracting agreement with Electronic Data Systems, Inc. We expect to have consistent revenues from this contract through the first quarter of 2009 when the implementation phase is expected to be completed. Additionally, we will seek to generate revenues from new contracts in the United States and extend our work in the United Kingdom and Australia. In connection with the Syscon acquisition, we valued Syscon’s existing customer contracts and related deferred revenues at fair value, which impacted the amount of revenue and profit we recognized. As a result, for the years ended December 31, 2008 and 2007, respectively, our offender management software revenues and operating profit were $3.5 million and $1.4 million lower than would have been reported had no acquisition occurred, representing the current period amortization of contracts acquired, as required by purchase accounting.

Wholesale services revenues decreased by $15.3 million, or 33.9%, primarily due to terminations of service by AT&T and Global Tel*Link as their underlying facility contracts expire. We expect wholesale services revenues to decline in 2009 as these contracts continue to expire. However, revenues from this segment are expected to stabilize because of the installation of the Texas Department of Criminal Justice facilities, which are scheduled to be fully installed by the end of the third quarter of 2009. We expect to generate approximately $8.0 million in revenues in 2009 and up to $100 million in wholesale services revenues over the life of this 7 year contract with 4 additional option years.

Cost of Service. Total cost of service for the year ended December 31, 2008 decreased by $15.7 million over cost of service for the year ended December 31, 2007, or 5.2%, to $287.1 million. A comparison of the components of our business segment gross margins is provided below (dollars in thousands):

	Year Ended December 31,
	2007		2008
Direct Call Provisioning
Revenue	$338,703		$333,564
Cost of service	267,456	79.0%	255,345	76.6%
Segment gross margin	$71,247	21.0%	$78,219	23.4%
Offender Management Software
Revenue	$7,933		$25,137
Cost of service	6,110	77.0%	13,540	53.9%
Segment gross margin	$1,823	23.0%	$11,597	46.1%
Wholesale Services
Revenue	$45,214		$29,902
Cost of service	29,197	64.6%	18,219	60.9%
Segment gross margin	$16,017	35.4%	$11,683	39.1%

Cost of service in our direct call provisioning segment decreased as a percentage of revenue to 76.6% from 79.0% due to lower bad debt, commission and field operations expenses, offset slightly by higher billing and collection fees and network costs. Bad debt expense declined 31.5%, from 11.2 % to 7.8% as a percentage of direct call provisioning revenues, as a result of our shift to selling products on our prepaid platforms, further tightening of our credit policies due to the deteriorating economy, and the impact of a one-time write-off of $1.7 million in 2007 related to complications arising from our billing system conversion. Historically, our bad debt has been highly correlated to unemployment rates; however, we have developed statistical methods to identify high risk customers who we require to prepay for services. In 2007, approximately 35% of our direct provision revenues were prepaid, while 46% of our direct provisioning revenues were prepaid in 2008. Field operations expense declined $0.9 million year over year due to efficiencies gained from our packet-based architecture, and we expect to leverage further cost efficiencies in 2009 through network optimization and other initiatives that we believe will reduce our cost structure over the long term. With the current economic recession and increasing unemployment rates, it is possible that bad debt results could rapidly deteriorate. Because our bad debt visibility is delayed by six to nine months, on average, risk exists that we will incur future write-offs and that our bad debt will increase.

Cost of service in our offender management software segment as a percentage of revenue decreased to 53.9 % from 77% mainly due to more efficient utilization of personnel in 2008. Cost of service for the offender software segment primarily represents salaries and related costs of employees and contractors who provide technological services to develop, customize or enhance the software for our clients. Time incurred for research and development or administrative activities by these employees is classified as SG&A expense in 2008.

Cost of service in our wholesale services segment as a percentage of our revenue decreased to 60.9% from 64.6% as a result of our bad debt savings initiatives discussed above. Cost of service is a more volatile component of wholesale services relative to our direct call provisioning business because most of the cost is comprised of bad debt expense. Therefore, a rise in unemployment rates may cause a significant erosion of wholesale profitability should bad debt results deteriorate. The wholesale services cost structure will include a higher mix of field service costs in 2009 because of the implementation of the Texas Department of Criminal Justice sites.

SG&A. SG&A expenses of $59.5 million were $1.1 million, or 1.9%, higher than the year ended December 31, 2007.  The increase was due primarily to $6.3 million in additional SG&A expenses in our offender management software segment as 2007 results included only two quarters of Syscon expenses compared to a full reporting year in 2008. Additionally, we incurred $1.2 million related to the reorganization of the executive team of the Company. These increases were offset by a decrease of approximately $1.0 million related to one-time costs incurred in 2007 for bonuses tied to the closing of the Syscon acquisition, severance and death benefits paid to the family of an executive and lease exit costs. Legal fees were lower in 2008 as a result of settling several intellectual property lawsuits during the third quarter of 2008. Proceeds from the intellectual property settlements were recorded against SG&A costs, as we had incurred substantial legal and other professional service fees related to these settlements in SG&A expense since the fourth quarter of 2006. We expect our legal expenses to continue to decline in 2009 because of the settlement of these matters. In the third quarter of 2008 we implemented cost cutting initiatives which lowered administrative costs by approximately $0.7 million during the last six months of 2008 and will further reduce SG&A costs in 2009.

Restructuring Costs. During 2008, we incurred $0.2 million related to the realignment of our field service organization because of efficiencies gained from our packet-based architecture, which we began to install in 2006 and will continue to install as customer contracts are renewed. In 2007, restructuring charges of $0.6 million were incurred related to the consolidation of our customer care function into the Dallas office, comprised of $0.2 million of severance expense and $0.4 million of facility exit costs for the Selma, Alabama location.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $34.4 million for the year ended December 31, 2008, a decrease of $2.6 million or 7.1% over the year ended December 31, 2007. The decrease is primarily attributable to lower amortization of intangibles related to the Evercom acquisition that became fully amortized in 2007. This was partially offset by an increase in amortization of new software development and purchases and four quarters of depreciation and amortization related to Syscon verses two quarters in 2007.

Interest and Other Expenses, net. Interest and other expenses, net, of $41.9 million for the year ended December 31, 2008, increased by $10.4 million or 33.1% over the year ended December 31, 2007. The increase relates primarily to the increasing principal on the Senior Subordinated Notes due to interest being paid-in-kind and interest expense on the $40 million 11% Second-priority Senior Secured Notes due 2011 issued on June 29, 2007. Additionally, we experienced a foreign exchange transaction loss of $3.8 million during the year ended December 31, 2008 compared to a gain of $1.5 million in 2007.

Income Tax Expense. We had an income tax benefit of $0.5 million for the year ended December 31, 2008 and an expense $1.9 million for the year ended December 31, 2007. In 2007, we generated a tax expense as a result of changes in the deferred tax balances. In 2008, a tax benefit of $2.5 million was recorded related to foreign operations, offset by $2.0 million in expense as a result of changes in deferred tax liabilities in the United States.

Accrued Dividends on Redeemable Preferred Stock. Dividends accrue on the Series A Redeemable Preferred Stock issued in December 2007. Each share of the preferred stock has a stated value of $2,000 and accrues dividends annually at 12.5% of the stated value. As of December 31, 2008, the Company had accrued dividends of $1.3 million for the Series A Preferred Stock.

Results of Operations for the Year Ended December 31, 2007 Compared to December 31, 2006

Total Revenues. Compared to the year ended December 31, 2006, consolidated revenues decreased for the year ended December 31, 2007 by $10.0 million, or 2.5%, to $391.9 million. The primary components of the decrease in revenues are discussed below:

Direct call provisioning revenues decreased $2.5 million, or 0.7%, to $338.7 million primarily resulting from a decrease of $8.4 million due to the loss of direct business contracts with several departments of corrections that expired during the second half of 2007, combined with the impact of a worsening economy, which has caused us to implement tighter credit controls in an effort to reduce our bad debt exposure. The decrease in revenue was offset by an increase of $5.3 million in new direct department of corrections contracts won from competitors. We were awarded the State of Arizona and Cook County, Illinois in late 2007 and the installation of these accounts began in the second quarter of 2008. Together, they are estimated at $18 million of annual revenue. We were awarded the State of Florida Department of Corrections direct provisioning account in early 2007. After a delay due to an ongoing protest of the award by several competitors, we began installing this account in October of 2007 and completed installation in December 2007.

Offender management software revenues of $7.9 million are now part of our consolidated results of operations as a result of the acquisition of Syscon on June 29, 2007. As required by Financial Accounting Standards Board Statement No. 141, Emerging Issues Task Force Issue No. 01-13, and related rules, Syscon’s balance sheet reflects the fair values of assets and liabilities on the acquisition date. Consequently, we adjusted Syscon’s existing customer contracts and related deferred revenues to fair value, which will decrease the amount of booked revenue and profit that we will be able to recognize prospectively. As a result, during the period from June 29, 2007 through December 31, 2007, our reported revenue and operating profit for offender management software were $1.4 million lower than would have been reported had no acquisition occurred, representing the current period amortization of the fair value of contracts acquired. The majority of our revenues for offender management software are currently associated with our ongoing implementation of our software for Her Majesty’s Prison Service in the United Kingdom, through a sub-contracting agreement with Electronic Data Systems, Inc. Revenues from this contract declined in the fourth quarter from the previous quarter by several million dollars as a result of the United Kingdom’s desire to conduct a budgetary review.

Wholesale services revenues decreased by $15.4 million, or 25.5%, to $45.2 million primarily due to terminations of solutions service by Global Tel*Link as the underlying facility contracts expired. Wholesale services revenues are expected to continue to decline in the future because Global Tel*Link has indicated that it intends to eliminate our services the underlying contracts expire. Telecommunications services revenues also decreased primarily as a result of the accounts that we did not retain upon contract renewal or accounts that converted to direct provisioning revenue. We have not retained a significant amount of our telecommunications services contracts upon renewal as a result of our strategy to focus on growing our direct provisioning business. The departures of the former AT&T and Verizon from the inmate telecommunications market contributed to the decline.

Cost of Service. Total cost of service for the year ended December 31, 2007 decreased by $7.3 million over cost of service for the year ended December 31, 2006, or 2.4%, to $302.8 million. The decrease was due primarily to a decline in our operating revenues. Operating costs are a substantially higher component of revenues in the direct call provisioning, solutions services, and offender management software businesses than in the telecommunications services and equipment sales businesses.

Cost of service in our direct provisioning business increased as a percentage of revenue as a result of an increase in commission expenses due to competitive market forces. This was offset by declining long distance costs and bad debt expenses due to cost savings initiatives, tighter credit policies and other bad debt savings initiatives started in 2007.  Bad debt expense improved over the prior year even though it was negatively impacted by approximately $1.7 million of write-offs associated with complications of our billing system conversion, although we received a $0.5 million insurance settlement related to our losses from Hurricane Katrina in 2006.  In 2007, we also benefited from a one-time $0.8 million excise tax refund that reduced our cost of service. Before considering the prevailing economy, we expect total cost of service as a percentage of revenue to decline in 2008 as we achieve operating efficiencies through our new packet-based architecture, which will continue to be rolled out over the next several years.  We also expect to further benefit from cost savings in 2008 as our tighter credit policies, network optimization and other initiatives will decrease our cost structure over the long term. Historically, our bad debt has been highly correlated to unemployment rates. We have developed statistical methods to identify high risk customers who we require to prepay. For 2007, approximately 35% of our direct provisioning revenues were prepaid, and this percentage grew to approximately 39% in the fourth quarter of 2007.

Cost of service in our offender management software segment as a percentage of revenue is 77.0 % and primarily represents salaries and related costs of employees and contractors, who provide technological services to develop, customize or enhance the software for our clients.

Cost of service in our wholesale services segment as a percentage of revenue decreased from 69.1% to 64.6% as a result of our bad debt savings initiatives related to our solutions segment and the shift in profitability of the remaining accounts in service and the relative profitability of those accounts deinstalled over the last year in our telecommunications segment. Cost of service is a more volatile component of solutions services relative to our other business units because most of the cost is comprised of bad debt expense. As noted above, with the recent economic downturn, bad debt may increase in the future. Cost of service in our equipment sales and other segment decreased as a percentage of revenue due to the variable profitability arising from declining sales volumes.

SG&A. SG&A expenses of $58.4 million were $6.0 million, or 11.5%, higher than the year ended December 31, 2006.  The increase was due primarily to (a) incremental Syscon SG&A of $2.6 million, (b) $1.0 million of excise taxes representing gross receipts taxes that were not able to be passed on to consumers, which related primarily to our interim contract with the State of Pennsylvania, (c) $0.9 million higher legal fees related to various lawsuits, (d) $0.5 million of bonuses related to the closing of the Syscon acquisition, (e) $0.5 million higher software maintenance costs related to our new packet-based architecture, (f) a $0.5 million settlement of a dispute with a former telecommunications service partner relating to prior years, (g) $0.3 million of personnel costs associated with severance and death benefits to the family of an executive, (h) $0.2 million in lease exit costs to close a warehouse, and (i) higher personnel-related costs due to rising healthcare costs and cost of living increases. These increases were partially offset by a $2.1 million lower employee bonus accrual impacting the fourth quarter.  We also spent $0.8 million for Sarbanes Oxley cost in 2007.

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

Liquidity and Capital Resources

General

Our principal liquidity requirements are to service and repay debt and meet our capital expenditure and operating needs. Our ability to make payments on and to refinance indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future and our ability to maintain compliance with covenants in our credit facilities, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we cannot meet our covenants, debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow the lenders under our credit facilities to declare all borrowings outstanding to be due and payable, which would in turn, trigger an event of default under the indenture agreement and the agreement governing our senior subordinated debt.  In the event that cash in excess of the amounts generated from on-going business operations and available under the credit facilities or through equity contributions from stockholders is required to fund operations, we may be required to reduce or eliminate discretionary selling, general and administrative costs, and sell or close certain operations.

As of December 31, 2008, we had $293.0 million in total debt outstanding before considering $2.4 million of original issue discount on our Second-Priority Senior Secured Notes and $2.3 million of fair value attributable to warrants issued in connection with our Senior Subordinated debt financing, both of which are reflected as discounts to outstanding long-term debt in our condensed consolidated financial statements (see additional information on our long and short-term debt under "Debt and Other Obligations" below). As of December 31, 2008, we had advances of $16.5 million outstanding under our working capital facility (See Note 5) and a total stockholders’ deficit of $128.8 million.

In September of 2008, we entered into a new revolving credit facility that extended the maturity of our revolver and also provided for greater availability than our previous credit facility. As of March 25, 2009, we had unused capacity of $11.1 million under our new facility.

Cash Flows

The following table provides our cash flow data for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	For the Year Ended December 31,
	2006	2007	2008
Net cash provided by operating activities	$19,080	$20,459	$17,406
Net cash used in investing activities	$(27,126)	$(64,000)	$(17,046)
Net cash provided by financing activities	$5,974	$46,506	$1,094

Net cash provided by operating activities was $19.1 million, $20.5 million, and $17.4 million for the years ended December 31, 2006, December 31, 2007 and December 31, 2008, respectively. Net cash provided by operating activities of $17.4 million consisted of operating income of $41.8 million before considering non-cash expenses, such as depreciation and amortization of $34.4 million, offset by $2.2 million of working capital use and $22.2 million of cash interest. In 2007, we generated a working capital benefit of $9.1 million arising from a billing system change, which drove an increase in prepaid revenues. In 2008, we continued to improve prepaid revenue as a percentage of total revenue although at a lower rate than in 2007. Additionally, lower wholesale services volumes caused the payable to our partners to decline in 2008.

Net cash used in investing activities was $27.1 million, $64.0 million and $17.0 million for the years ended December 31, 2006, 2007 and 2008, respectively. The $17.0 million used in 2008 represents capital expenditures for equipment and intangibles principally to maintain and grow the direct call provisioning business. In 2007, we utilized $43.7 million in connection with the acquisition of Syscon with the remainder of the $64.0 million associated with capital expenditures mainly related to the direct call provisioning business. The decline in capital spending in 2008 was principally due to a reduction in signing bonuses offered on newly acquired or renewed direct contracts.

Net cash provided by financing activities was $6.0 million, $46.5 million and $1.1 million for the years ended December 31, 2006, 2007 and 2008, respectively. In 2008, $11.5 million in net advances on the revolver funded cash used to pay outstanding checks and repay a loan to Syscon’s former stockholder. The decline in financing activities from 2007 is due to the issuance of $40.0 million of notes to fund the Syscon acquisition. Additionally, Syscon’s former stockholder left $5.0 million of cash in Syscon’s bank accounts upon the closing of the Syscon acquisition, which was used to fund Syscon’s operations, this amount was repaid in 2008. As of March 25, 2009, there was $18.9 million of borrowings under the revolving credit facility.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current and expected level of operations, we believe our cash flow from operations, available cash and available borrowings under our $30.0 million revolving credit facility will be adequate to make required capital expenditures, service our indebtedness and meet our other working capital needs for at least twelve months from our balance sheet dated December 31, 2008. We cannot assure you, however, that our available sources of cash will be sufficient to enable us to make such capital expenditures, service our indebtedness or to fund our other working capital needs. Further, in the event we wish to make additional acquisitions, we may need to seek additional financing.

Debt and other Obligations

Revolving Credit Facility — On September 30, 2008, we entered into a senior credit agreement with new lenders (the “New Credit Agreement”) to refinance our existing revolving credit facility. The New Credit Agreement provides us with a $10 million letter of credit facility and a revolving facility of up to the lesser of (i) $30 million and (ii) 125% of our consolidated EBITDA (as defined in the New Credit Agreement) for the preceding 12 months, less the face amount of outstanding letters of credit. The New Credit Facility expires on June 9, 2011. Advances bear interest at an annual rate of our option equal to one of the following: (a) LIBOR plus 4.0%, or (b) a rate equal to the Base Rate plus 3.0%. The Base Rate is the greater of (i) 5%, (ii) the Federal Funds rate plus 0.5%, or (iii) the prime rate (as defined in the New Credit Agreement). Interest is payable in arrears on the first day of each month. The unused availability under the New Credit Agreement are subject to a fee based on a per annum rate of 0.375% due monthly. Borrowings under the New Credit Agreement are secured by a first lien on substantially all of our and certain of our subsidiaries’ assets. As of December 31, 2008, our borrowing availability under the New Credit Agreement was $13.5 million.

Second-priority Senior Secured Notes — We have $194.0 million of the 11% Second-priority Senior Secured Notes outstanding. These notes were issued at a discount of $4.5 million, or 97.651% of face value. The Senior Secured Notes are secured by a second lien on substantially all of our and certain of the subsidiaries’ assets other than accounts receivable, inventory and real property.

All $194.0 million of principal is due September 9, 2011. To the extent we generate excess cash flow (as defined in the indenture) in any calendar year, we are required by the Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 102.750% of face value in 2009.  No excess cash flow payment was due for the year ended December 31, 2008, because the Excess Cash Flow

Amount (as defined in the Indenture) greater than $5.0 million was not generated. In the event we determine that the Excess Cash Flow Amount is likely to exceed $5 million in 2009, we may purchase Senior Secured Notes in the open market, by negotiated private transactions or otherwise, to reduce the aggregate Excess Cash Flow Amount to less than $5 million. We and our affiliates may from time to time seek to retire or purchase our outstanding debt, including the Notes, through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.Interest is payable semiannually on March 1 and September 1. The effective interest rate is 11.4% on the Second-priority Senior Secured Notes.

The fair values associated with our Senior Secured Notes were quoted as of December 31, 2008, at a trading price of $53.25 and $65.50, a 37.6% and 22.0% decrease from the quoted values at December 31, 2007. We believe the decrease in value is a reflection of our highly levered position amid the current credit market crisis and deepening recession.

Senior Subordinated Notes — We have outstanding $82.5 million of Senior Subordinated Notes unsecured and subordinate to the revolving credit facility, that bear interest at an annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by our revolving credit facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated Notes. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013. In connection with the issuance of the Senior Subordinated Notes, we issued warrants to acquire 51 shares of its common stock at an exercise price of $10 per share to the Senior Subordinated Noteholders. As a result, we discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance. During the year ended December 31, 2008, $12.6 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. The effective interest rate is 18.62% on the Senior Subordinated Notes. In order to enter into additional financing to complete the Syscon acquisition in 2007, we incurred a non-cash consent fee of $0.4 million payable to the holders of the Senior Subordinated Notes, which was added to the principal balance.

All of our domestic subsidiaries and certain of our foreign subsidiaries (the “Subsidiary Guarantors”) are jointly and severably liable for the working capital facility, Senior Subordinated Notes and Second-priority Senior Secured Notes. The Subsidiary Guarantors are wholly-owned. We have not included separate financial statements of our subsidiaries because (a) our aggregate assets, liabilities, earnings and equity are presented on a consolidated basis, and (b) we believe that separate financial statements and other disclosures concerning subsidiaries are not material to investors.

Our credit facilities contain financial and operating covenants that require the maintenance of certain financial ratios, including specified fixed interest coverage ratios, maintenance of minimum levels of operating cash flows and maximum capital expenditure limitations. These covenants also limit our ability to incur additional indebtedness, make certain payments including dividends to shareholders, invest and divest company assets, and sell or otherwise dispose of capital stock. In the event that we fail to comply with the covenants and restrictions, as specified in the credit agreements, we may be in default, at which time payment of the long term debt and unpaid interest may be accelerated and become immediately due and payable. As of December 31, 2008, we were in compliance with all covenants in our credit facilities.

Capital Requirements

        As of December 31, 2008, our contractual obligations and commitments on an aggregate basis are as follows:

	Payments by Period
	2009	2010	2011	2012	2013	Thereafter
Long-term debt (1)	$-	$-	$210,511	$-	$41,242	$41,242
Unrecognized tax benefits	-	-	-	-	-	668
Operating leases	3,644	2,434	1,867	1,627	1,395	1,769
Minimum commission payments	5,648	3,203	447	336	86	-
Minimum purchase guarantees	4,002	2,087	155	-	-	-
Total contractual cash obligations and commitments	$13,294	$7,724	$212,980	$1,963	$42,723	$43,679

(1)

Does not include any amounts that may be drawn under our new credit agreement, which expires on June 9, 2011, or accrued interest under our long-term debt. Assumes no repurchases of second-priority senior secured notes or senior subordinated notes during such period whether or not mandatory.

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

Revenues related to the wholesale services segments are recognized in the period in which the calls are processed through the billing system, or when equipment and software is sold. During the same period, we accrue the related telecommunications costs for validating, transmitting, and billing and collection costs, along with allowances for unbillable and uncollectible calls, as applicable, based on historical experience.

We apply Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus net as an Agent. Based on this consensus, all call revenues related to the wholesale services segment are presented in the statement of operations at the net amount. For records processed through our billing system, this is the amount charged to the end user customer less the amount paid to the inmate telecommunication provider.

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

Services related to the implementation, customization, and modification of software are not separable and are essential to the functionality for the customer. Accordingly, we account for the combined upfront software license fee and customization revenue under contract accounting, recognizing revenue and related costs using the percentage-of-completion method in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The percentage of completion is calculated using hours incurred to date compared to total estimated hours to complete the project. Our estimates are based upon the knowledge and experience of project managers and other personnel, who review each project to assess the contract’s schedule, performance, technical matters and estimated hours to complete. When the total cost estimate exceeds revenue, the estimated project loss is recognized immediately. Support contracts, which require our ongoing involvement, are billed in advance and recorded as deferred revenue and amortized over the term of the contract, typically one year.

In evaluating the collectibility of our trade receivables, we assess a number of factors including historical cash reserves held by our LEC billing agents, collection rates with our billing agents and a specific customer’s ability to meet the financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assessments, we record reserves for uncollectibles to reduce the related receivables to the amount we ultimately expect to collect from our customers.

If circumstances related to specific customers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced or increased from the levels provided for in our financial statements. Because the majority of our receivables are collected through our LEC billing agents and such agents typically do not provide us with visibility as to collection results for an average six to nine month period, our bad debt reserves are estimated and may be subject to substantial variation.

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

Financial Reporting Changes

See Note 1, paragraph (x) of the Consolidated Financial Statements for information about recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market rate risk for changes in interest rates related to our revolving line of credit. Interest expense on our floating rate debt will increase more than expected if interest rates rise. Our $30.0 million revolving line of credit bears an interest rate equal to one of the following, at our option: (a) LIBOR plus 4.0%, or (b) a rate equal to the Base Rate plus 3.0%. The Base Rate is the greater of (i) 5%, (ii) the Federal Funds rate plus 0.5%, or (iii) the prime rate (as defined in the Credit Agreement). The effect of a 10% fluctuation in the interest rate on our revolving line of credit would have had a negligible impact on our interest expense for the twelve months ended December 31, 2007 and 2008. Approximately 90% of outstanding debt at December 31, 2008, is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact on net earnings and cash flows.

We are exposed to foreign currency exchange rates on the earnings, cash flows and financial position of our international operations. We are not able to project the possible effect of these fluctuations on translated amounts or future earnings due to our constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and each other, and the number of currencies involved. Our most significant exposure is to the British pound.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Securus Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Securus Technologies, Inc. and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Securus Technologies, Inc. and subsidiaries as of December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 and as discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No.123(R), Share-Based Payment, on January 1, 2006.

KPMG LLP

Dallas, Texas

March 27, 2009

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31,
	2007	2008
ASSETS
Cash and cash equivalents	$2,072	$6,576
Restricted cash	1,535	1,599
Accounts receivable, net	50,788	45,316
Prepaid expenses	5,437	6,116
Current deferred income taxes	3,034	1,973
Total current assets	62,866	61,580
Property and equipment, net	40,797	35,364
Intangibles and other assets, net	119,427	98,550
Goodwill	69,035	63,468
Total assets	$292,125	$258,962

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable	$28,161	$14,743
Due to related party	1,000	-
Accrued liabilities	40,188	44,371
Deferred revenue and customer advances	16,674	15,069
Current deferred income taxes	1,261	817
Total current liabilities	87,284	75,000
Deferred income taxes	15,352	10,893
Due to related party, net	3,510	-
Long-term debt	263,276	288,341
Other long-term liabilities	1,593	2,238
Total liabilities	371,015	376,472
Commitments and contingencies

Series A redeemable convertible preferred stock, $2,000 stated value, total redemption value $10,200 and $11,489 at December 31, 2007 and December 31, 2008; 5,100 shares authorized and outstanding at December 31, 2007 and 2008.	9,971	11,321

Stockholders’ deficit:
Common stock, $0.001 stated value; 1,290,000 and 1,355,000 shares authorized at December 31, 2007 and 2008; 677 and 161,037 shares issued and outstanding at December 31, 2007 and 2008, respectively.	7	8
Additional paid-in capital	35,620	34,304
Accumulated other comprehensive income (loss)	1,935	(2,701)
Accumulated deficit	(126,423)	(160,442)
Total stockholders’ deficit	(88,861)	(128,831)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$292,125	$258,962

See accompanying notes to consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006, 2007 and 2008

(Amounts in thousands)

	For the Year Ended December 31,
	2006	2007	2008
Revenue:
Direct call provisioning	$341,237	$338,703	$333,564
Offender management software	-	7,933	25,137
Wholesale services	60,660	45,214	29,902
Total revenue	401,897	391,850	388,603
Cost of service (exclusive of depreciation and amortization shown separately below):
Direct call provisioning, exclusive of bad debt expense	227,375	229,680	229,456
Direct call provisioning bad debt expense	40,830	37,776	25,889
Offender management software expense	-	6,110	13,540
Wholesale services expense	41,894	29,197	18,219
Total cost of service	310,099	302,763	287,104
Selling, general and administrative expenses	52,387	58,420	59,507
Restructuring costs	-	614	224
Depreciation and amortization	30,258	37,048	34,400
Total operating costs and expenses	392,744	398,845	381,235
Operating income (loss)	9,153	(6,995)	7,368
Interest and other expenses, net	27,811	31,487	41,896
Loss before income taxes	(18,658)	(38,482)	(34,528)
Income tax expense (benefit)	1,461	1,922	(509)
Net loss	(20,119)	(40,404)	(34,019)
Accrued dividends on redeemable convertible
preferred stock	-	-	(1,351)
Net loss available to common stockholders	$(20,119)	$(40,404)	$(35,370)

See accompanying notes to consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2006, 2007 and 2008

(Amounts in thousands, except share amounts)

						Accumulated
			Additional			Other	Total
	Common		Paid-In		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital		Deficit	Income (Loss)	Deficit
Balance at December 31, 2005	597	$5	$34,027		$(65,900)	$-	$(31,868)
Restricted stock grants	13	1	-		-	-	1
Stock based compensation	-	-	113		-	-	113
Net loss	-	-	-		(20,119)	-	(20,119)
Balance at December 31, 2006	610	$6	$34,140		$(86,019)	$-	$(51,873)
Issuance of common stock in conjunction with Syscon acquisition	45	$1	$1,413		$-	$-	$1,414
Stock based compensation	-	-	67		-	-	67
Exercise of warrants	14	-	-		-	-	-
Restricted stock grants	11	-	-		-	-	-
Forfeitures of restricted stock	(3)	-	-		-	-	-
Foreign currency translation	-	-	-		-	1,935	1,935
Net loss	-	-	-		(40,404)	-	(40,404)
Total comprehensive loss							(38,469)
Balance at December 31, 2007	677	$7	$35,620		$(126,423)	$1,935	$(88,861)
Stock based compensation	-	-	35		-	-	35
Restricted stock grants	160,364	1	-		-	-	1
Forfeitures of restricted stock	(2)	-		-	-	-	-
Purchase of common stock	(2)	-	-		-	-	-
Accrued dividends on preferred stock	-	-	(1,351)		-	-	(1,351)
Foreign currency translation	-	-	-		-	(4,636)	(4,636)
Net loss	-	-	-		(34,019)	-	(34,019)
Total comprehensive loss							(38,655)
Balance at December 31, 2008	161,037	$8	$34,304		$(160,442)	$(2,701)	$(128,831)

See accompanying notes to consolidated financial statements.

SECURUS TECHNOLOGIES, INC.   AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2007 and 2008

(Amounts in thousands)

	For the Year Ended
	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss from continuing operations	$(20,119)	$(40,404)	$(34,019)
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations:
Depreciation and amortization	30,258	37,048	34,400
Amortization of fair value of contracts acquired	-	1,360	3,489
Deferred income taxes	1,123	922	(2,365)
Conversion of interest paid “in kind” to secured subordinated notes	9,011	10,678	12,650
Amortization of deferred financing costs and debt discounts	1,550	2,251	3,542
Other operating activities, net	(241)	169	(25)
Changes in operating assets and liabilities, net of effects of acquisitions:
Restricted cash	(65)	(74)	(68)
Accounts receivable	(994)	20,459	3,813
Prepaid expenses and other current assets	596	191	(862)
Other assets	(727)	376	654
Accounts payable	(6,630)	(11,251)	(9,057)
Accrued liabilities	5,318	(1,266)	5,254
Net cash provided by operating activities from continuing operations	$19,080	$20,459	$17,406
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment and intangible assets	$(27,176)	$(21,356)	$(17,046)
Cash consideration paid for acquired business	-	(43,717)	-
Dividends received from unconsolidated affiliate	50	-	-
Proceeds from sale of unconsolidated affiliate	-	985	-
Property insurance proceeds	-	88	-
Net cash used in investing activities	$(27,126)	$(64,000)	$(17,046)

See accompanying notes to consolidated financial statements.

SECURUS TECHNOLOGIES, INC.   AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  —  (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

(Amounts in thousands)

	For the Year Ended December 31,
	2006	2007	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of second-priority senior secured notes	$-	$39,060	$-
Cash overdraft	2,856	(3,958)	(4,151)
Net advances on revolving credit facility	3,225	1,775	11,511
Debt issuance costs	-	(4,853)	(1,757)
Proceeds (payments) related to loan payable to related party, net	-	4,510	(4,510)
Payments on other debt	(108)	-	-
Proceeds from issuance of common stock	1	1	1
Proceeds from issuance of Series A preferred stock	-	10,200	-
Series A preferred stock issuance costs	-	(229)	-
Net cash provided by financing activities	$5,974	$46,506	$1,094
Effect of exchange rates on cash and cash equivalents	-	(1,451)	3,050
Increase (decrease) in cash and equivalents	$(2,072)	$1,514	$4,504
Cash and cash equivalents at beginning of period	2,630	558	2,072
Cash and cash equivalents at end of period	$558	$2,072	$6,576
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$17,483	$18,715	$22,207
Income taxes	$266	$239	$846
NONCASH FINANCING AND INVESTING ACTIVITIES:
Non-cash consent fee	$-	$400	$-
Leasehold improvements	$-	$-	$710

See accompanying notes to consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Securus Technologies, Inc. and its subsidiaries (the “Company” or “we”) provide inmate telecommunications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities in 44 states. The Company was incorporated in Delaware on January 12, 2004, and effective March 3, 2004 and September 9, 2004, acquired all of the outstanding equity interests of T-Netix, Inc. (“T-Netix”) and Evercom Holdings, Inc. (“Evercom”), respectively. On June 29, 2007, the Company acquired, as further discussed in Note 2, Syscon Holdings, Ltd, and certain of its affiliates (“Syscon”), which provides offender management software to more than 500 correctional facilities and probation offices in the United States, Canada, the United Kingdom and Australia.

(a)  Basis of Presentation

During the prior periods presented, the Company had four reportable segments: Direct Call Provisioning, Solutions Services, Telecommunications Services, and Equipment Sales. In 2008, the Company combined the Solutions Services, Telecommunications Services, and Equipment Sales segments into the Wholesale Services segment as these were the determinants for how management makes operating decisions, assesses performance and allocates resources. These three segments demonstrate similar economic characteristics and are similar in the nature, class of customer, distribution methods, and regulatory environment for their products and services. As of December 31, 2008, the Company has three reportable segments Direct Call Provisioning, Offender Management Software, and Wholesale Services. In accordance with SFAS No. 131, segment disclosure forprior periods segment data were reclassified to conform to the 2008 presentation.

In the Direct Call Provisioning segment, the Company bills call revenue to the end users through major local exchange carriers (“LECs”) or through third-party billing services for smaller volume LECs. The Company performs ongoing customer credit evaluations and maintains allowances for unbillable and uncollectible amounts based on historical experience.  Also a significant amount of our Direct Call Provisioning revenues are paid for on a prepaid basis. Deferred revenue is recorded for customer prepayments prior to usage.

In June 2007, the Company acquired Syscon and added the Offender Management Software segment. In this segment, the Company provides platform systems that allow facility managers and law enforcement personnel to analyze data to reduce costs prevent and solve crimes and facilitate rehabilitation through a single user interface. The system provides correctional facilities and law enforcement with the ability to manage and monitor inmate parole and probation activity and development at a sophisticated level. The Company generates revenues through license fees, software implementation and consulting fees, and software maintenance and support.

In the Wholesale Services segment, the Company provides solutions services, telecommunications services and equipment sales.

The solutions business within wholesale services consists of providing validation, uncollectible account management and billing services. In this business, accounts receivable generated from calls placed by inmates in correctional facilities are typically purchased from the third party inmate telecommunication providers at a discount from their face value and we accept responsibility for call validation, uncollectible accounts, and billing and collections costs. However, all purchased receivables must be processed and validated through our risk management system prior to allowing the call to be completed and also must be billed through our proprietary billing systems. Revenues from our solutions services equal the difference between the face value of the receivables purchased and the amount we pay our solutions partners for the discounted accounts receivable. Because revenues associated with our solutions business represent only a percentage of the face value of the receivables purchased, the associated billing and collection fees and uncollectible account expense represent a much higher percentage of revenues as compared to our direct call provisioning business. In the solutions business, we do not bear any of the costs of facility commissions, equipment, line charges or direct sales charges, but bear the risk of unbillable and uncollectible accounts receivable.

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

(b)	Reclassification

Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation. This reclassification had no impact on operating income (loss), net loss, cash flows or the financial position of the Company for the prior periods presented.

(c)  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Securus Technologies, Inc. and its wholly-owned subsidiaries, T-Netix, Inc., Evercom Holdings, Inc., and Syscon Holdings, Ltd.. All significant intercompany accounts and transactions have been eliminated in consolidation.

(d)  Liquidity

The Company’s principal liquidity requirements are to service and repay debt and meet the Company’s capital expenditure and operating needs. The Company’s ability to make payments on and to refinance indebtedness, and to fund planned capital expenditures will depend on the Company’s ability to generate cash in the future and its ability to maintain compliance with covenants in it’s credit facilities, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. If we cannot meet our covenants, debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow the lenders under our credit facilities to declare all borrowings outstanding to be due and payable, which would in turn, trigger an event of default under the indenture agreement and the agreement governing our senior subordinated debt.  In the event that cash in excess of the amounts generated from on-going business operations and available under the credit facilities or through equity contributions from stockholders is required to fund operations, the Company may be required to reduce or eliminate discretionary selling, general and administrative costs, and sell or close certain operations.

(e)  Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates include the valuation allowances for receivables, the recoverability of property and equipment, goodwill, intangible and other assets, and deferred income taxes.

Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

In the first quarter of 2007, the Company reduced its estimate of the useful life of certain telecommunications equipment to reflect the installation, over the next several years, of the Company’s new packet-based architecture. The change in the depreciation period increased net loss by approximately $1.9 million and $1.4 million for the years ended December 31, 2007 and December 31, 2008, respectively.

(f)  Risks and Uncertainties

The Company generated approximately 20% of its revenues from its five largest customers during the year ended December 31, 2008. If the Company loses one or more significant customers, revenues and our ability to comply with our debt covenants could be adversely affected.

The majority of our offender management revenues are currently associated with our ongoing implementation of our software for Her Majesty’s Prison Service in the United Kingdom, through a sub-contracting agreement with Electronic Data Systems, Inc. We expect to have consistent revenues from this contract through the first quarter of 2009 when the implementation phase is expected to be completed, however, we will need to generate new contracts to compensate for the loss of this revenue.

(g)  Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of highly liquid investments, such as certificates of deposits, money market funds and short term treasury instruments, with original maturities of 90 days or less. Additionally, restricted cash accounts represent amounts established for the benefit of certain customers in the event the Company does not perform under the provisions of the respective underlying contract with these customers. Restricted cash was $1.5 million and $1.6 million at December 31, 2007 and December 31, 2008, respectively.

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

The following table includes the activity related to our allowance for doubtful accounts (in thousands):

	For the Year Ended December 31,
	2006	2007	2008
Balance beginning of period	$19,402	$15,045	$11,506
Opening balance of acquired business	-	115	-
Additions charged to expense	62,091	52,062	33,094
Accounts written-off	(66,448)	(55,716)	(39,420)
Balance at end of period	$15,045	$11,506	$5,180

(i)  Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosure about Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value due to their short maturities. Carrying amounts and estimated fair value of debt are presented in Note 5.

(j)  Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company’s revenues are primarily concentrated in the United States in the telecommunications industry. The Company had trade accounts receivable from two customers that comprised 38.5% (two telecommunications companies) of all trade accounts receivable at December 31, 2008. The Company does not require collateral on accounts receivable balances and provides allowances for potential credit losses.

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

(l)  Goodwill and Intangible and Other Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Intangible and other assets include acquired operating contracts and customer agreements, capitalized computer software, patents and license rights, patent application costs, trademarks, trade names and other intellectual property, capitalized loan costs, deposits and long-term prepayments and other intangible assets. The Company capitalizes interest costs associated with internally developed software based on the effective interest rate on aggregate borrowings. The Company capitalized interest in the amount of $0.2 million for each of the years ended December 31, 2006, 2007 and 2008, respectively. The Company capitalizes contract acquisition costs representing up-front payments required by customers as part of the competitive process to award a contract. These capitalized costs are included in operating contracts and customer agreements within the balance sheet caption “Intangibles and other assets, net” and are commonly referred to as signing bonuses in the industry.

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

Amortization is computed on the straight-line basis over 3 to 12 years for operating contracts and customer agreements and patents and license rights. The weighted average amortization period for all of the intangible assets as of the year ended December 31, 2008, subject to amortization, is nine years. Amortization expense was $16.5 million, $18.9 million and $16.7 million for the years ended December 31, 2006, 2007 and 2008, respectively.

(m)  Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(n)  Investments in Affiliated Companies

Beginning with our adoption of SFAS No. 142, the excess of cost of the stock of those affiliates over our share of their net assets at the acquisition date was recognized as goodwill and is not being amortized. The Company would recognize a loss when there is a loss in value in the equity method investment, which is other than a temporary decline.

Investment in the common stock of Accudata Technologies, Inc. (“Accudata”), an affiliated company owned 50% by us, was accounted for by the equity method, and was included in the consolidated balance sheet as “Intangibles and other assets, net” at December 31, 2006. Equity income was recognized in the results of operations of $0.4 million and a loss of $0.1 million for the years ended December 31, 2006 and December 31, 2007, respectively, and was included in the consolidated statements of operations as “Interest and other expenses, net”.

On August 9, 2007, Accudata purchased our 50% interest in its preferred stock for $1.0 million. In connection with the sale of its stock, the Company agreed to continue to conduct business at market rates with Accudata for at least thirty-six months. Minimum monthly payments to Accudata for validation services are $85,000 for the first twelve months, $56,667 for the second twelve months, and $28,333 for the third twelve months. The Company has paid Accudata $1.3 million of the $2.0 million commitment as of December 31, 2008.

(o)  401(k) Plan

The Company sponsors a 401(k) savings plan for the benefit of eligible full-time employees. This plan is a qualified benefit plan in accordance with the Employee Retirement Income Security Act (“ERISA”). Employees participating in the plan can generally make contributions to the plan of up to 15% of their compensation. The plan provides for the Company to make discretionary matching contributions of up to 50% of an eligible employee’s contribution for the first 6%. Matching contributions and plan expenses were $0.5 million, $0.6 million, and $0.7 million for the years ended December 31, 2006, 2007 and 2008, respectively.

(p)  Income Taxes

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

(q) Appointment of Principal Officers

On June 11, 2008, the Company entered into an agreement with Mr. Richard A. Smith to appoint him as the Chief Executive Officer and elect him as a member of the Company’s Board of Directors, effective on June 23, 2008. Mr. Smith’s employment agreement extends through July 1, 2012 and provided a grant of 57,072.61 shares of Class B Common Stock, subject to the vesting requirements in his restricted stock agreement. Mr. Richard Falcone resigned as Chief Executive Officer on June 23, 2008, however, remained as Chairman of the Board of Directors until January 5, 2009, when Mr. Smith was appointed as Chairman.

On June 20, 2008, the Company entered into an agreement with Mr. William D. Markert to appoint him as Chief Financial Officer, effective June 30, 2008. Mr. Markert’s employment agreement extends through July 1, 2012 and provided a grant of 11,414.52 shares of the Company’s Class B Common Stock, subject to the vesting requirements in his restricted stock agreement.

(r)  Stock-Based Compensation

The Company accounts for its restricted stock plan under the provisions of SFAS No. 123R, Share-Based Payment, which requires share-based compensation to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company utilizes the modified prospective method under SFAS No. 123R which requires compensation expense to be recorded for all unvested share-based awards. The Company recorded compensation expense of approximately $0.1 million for each of the years ended December 31, 2006, 2007, and 2008 related to purchases of restricted stock by certain executives and members of the board of directors (See Note 9).

(s)  Revenue Recognition

Revenues related to collect and prepaid calling services generated by the direct call provisioning segment are recognized during the period in which the calls are made. In addition, during the same period, the Company records the related telecommunication costs for validating, transmitting, billing and collection, and line and long distance charges, along with commissions payable to the facilities and allowances for unbillable and uncollectible calls, based on historical experience.

Revenues related to the wholesale services segment are recognized in the period in which the calls are processed through the billing system, or when equipment and software is sold. During the same period, the Company records the related telecommunications costs for validating, transmitting, and billing and collection costs, along with allowances for unbillable and uncollectible calls, as applicable, based on historical experience.

The Company applies Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus net as an Agent. Based on this consensus, all call revenues related to the wholesale services segment are presented in the statement of operations at the net amount. For records processed through the billing system, this is the amount charged to the end user customer less the amount paid to the inmate telecommunication provider.

Revenues related to the Offender Management software are recognized under Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue is recognized using the residual method when the fair value of vendor specific objective evidence (“VSOE”) of the undelivered elements is determined. If the VSOE of fair value cannot be determined for any undelivered element or any undelivered element is essential to the functionality of the delivered element, the arrangement fee is deferred until such criteria are met or recognized as the last element is delivered. Under the residual method, the fair value of the undelivered elements is recorded as deferred and the difference between the total arrangement fee and the amount recorded as deferred revenue for the undelivered elements is recognized as revenue related to the delivered elements.

Services related to the implementation, customization, and modification of software are not separable and are essential to the functionality for the customer. Accordingly, the Company accounts for the combined upfront software license fee and customization revenue under contract accounting, recognizing revenue and related costs using the percentage-of-completion method in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The percentage of completion is calculated using hours incurred to date compared to total estimated hours to complete the project. The Company’s estimates are based upon the knowledge and experience of its project managers and other personnel, who review each project at each reporting date to assess the contracts schedule, performance, technical matters and estimated hours to complete. When the total cost estimate exceeds revenue, the estimated project loss is recognized immediately. Support contracts, which require our ongoing involvement, are billed in advance and recorded as deferred revenue and amortized to revenue over the terms of the contract, typically one year.

The Company applied EITF Issue No. 00-21, Revenue Arrangement with Multiple Deliverables Income, for patent settlements and other contracts during 2008. The Company accounts for multiple deliverables by vendor for arrangements under which it will perform multiple revenue-generating activities. In an arrangement with multiple deliverables, the delivered items are considered a separate unit of accounting. These arrangements are evaluated to ensure they add standalone value to the customer, there is objective and reliable evidence of the fair value of the undelivered items, and the arrangements include a general right of return relative to the delivered items and the delivery of the undelivered items is probable and substantially controlled by the vendor. The arrangement considerations are then allocated to the separate units of accounting based on the relative fair value.

(t)  Foreign Currency Translation and Transaction Gains and Losses

Assets and liabilities of a non-U.S. subsidiary whose functional currency is not the U.S. dollar are translated at current exchange rates. Revenue and expense accounts are translated using an average rate for the period. Translation gains and losses are not included in determining net income (loss), but are reflected in the comprehensive income (loss) component of shareholders’ deficit.

The Company has transactions in functional currencies other than its functional currency. Transaction gains and losses are recorded in the consolidated statement of operations relating to the recurring remeasurement and settlement of such transactions. Included in “Interest and other expenses, net” on the Company’s consolidated statement of operations was a $1.5 million gain and $3.8 million loss related to foreign currency transactions for December 31, 2007 and 2008, respectively. There were no such transactions in 2006.

(u)  Comprehensive Income/Loss

SFAS No. 130, Reporting Comprehensive Income, requires that certain items such as foreign currency translation adjustments be presented as separate components of shareholders’ equity. Total comprehensive loss for the year ended December 31, 2006, December 31, 2007 and December 31, 2008 was $20.1 million, $38.5 million, and $38.7 million, respectively. Other comprehensive income or loss includes a $1.9 million foreign currency translation gain and $4.6 million foreign currency translation loss in 2007 and 2008, respectively. No other comprehensive income or loss was recorded in 2006.

(v)  Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal fees related to loss contingencies are expensed as services are received.

(w)  Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“ FASB”) issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement does not require any new fair value measurements; rather, it applies whenever other accounting pronouncements require or permit fair value measurements. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value.  These tiers include: Level 1 (defined as observable inputs such as quoted market prices in active markets); Level 2 (defined as inputs other than quoted prices in active markets that are either directly or indirectly observable); and Level 3 (defined as unobservable inputs in which little or no market data exists).  The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted the provisions of SFAS No. 157 on January 1, 2008 for financial assets and liabilities. Adoption of the standard for financial assets and liabilities did not impact the Company’s accounting measurements, but is ultimately expected to result in additional disclosures for both financial and nonfinancial assets and liabilities. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The Company will be required to adopt SFAS No. 157 in the first quarter of 2009 for nonfinancial assets and nonfinancial liabilities. Management does not expect the application of SFAS No. 157 in relation to nonfinancial assets and liabilities to have a material impact on the Company’s results of operations and financial position.

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

(2)  MERGERS AND ACQUISITIONS

On June 29, 2007, the Company acquired all of the outstanding capital stock of Syscon pursuant to a Stock Purchase Agreement dated April 11, 2007 (“Purchase Agreement”). The initial consideration for Syscon’s capital stock was $41 million in cash and 45.6 shares of Securus common stock, subject to a working capital adjustment. In addition, the Company agreed to pay up to an additional $7 million after each of the first three 12 month periods after the closing date if Syscon’s revenues exceeded certain thresholds and the former stockholder remained an employee.   In November 2008, the Company entered into a new agreement with Syscon’s former stockholder which amended certain provisions of the Purchase Agreement. The amendment deletes and terminates the earn-out consideration payable under the Syscon Purchase Agreement and shortens by six months the former stockholder’s period of non-competition. Pursuant to the new agreement, the former stockholder’s employment agreement with Syscon was terminated and Syscon entered into a consulting agreement with a company controlled by the former stockholder. The consulting agreement covers certain management and advisory and other services to be provided over a period of three years, for which Syscon will pay a total of approximately $1,090,000 in fees.

Pursuant to the Purchase Agreement, Syscon’s previous stockholder left approximately $5.0 million of cash in Syscon’s bank accounts upon the closing of the Syscon acquisition. The Company agreed to repay Syscon’s former stockholder as Syscon generated Net Cash Flow (as defined in the Purchase Agreement).  Approximately $0.4 million was paid in 2007, and the remainder was paid during 2008.

The acquisition of Syscon was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price was allocated to the assets acquired and liabilities assumed of Syscon based on their respective fair values. An allocation of the purchase costs was made for major categories of assets and liabilities in the consolidated balance sheet based on estimates of fair values reflecting valuations prepared by third-party appraisers. The value of intangible assets was determined using a discounted net cash flow approach. The fair value of the common stock Securus issued to Syscon’s previous shareholder was estimated using the option-pricing method, whereby the fair value of stock is modeled as a series of call options, representing the present value of the expected future returns to shareholders. Under this method, each class of stock is modeled with a distinct claim on the shareholders' equity value in Securus, creating three call options with various liquidation preference values that represent significant milestones for our shareholders. The value of these three call options are then calculated utilizing the Black-Scholes option pricing model.

The total purchase price for Syscon was $45.1 million, as shown below, and has been allocated as follows (in thousands):

Purchase Price Calculation:
Payment for tendered shares	$41,000
Costs incurred related to the acquisition	2,717
Value of common stock	1,414
$45,131
Allocation of Purchase Price:
Accounts receivable, net	$5,981
Prepaid expenses and other assets	1,606
Property and equipment	886
Goodwill	28,948
Intangibles	25,728
Accounts payable	(511)
Accrued expenses	(2,398)
Deferred revenue	(6,350)
Net deferred tax liability	(8,759)
Total Allocation	$45,131

The following unaudited pro forma combined amounts give effect to the acquisition of Syscon as if the acquisition had occurred on January 1, 2006. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period or of results which may occur in the future.

	For the Year Ended
	December 31,	December 31,
	2006	2007
Total revenue	$422,715	$403,540
Net loss	$(29,498)	$(44,959)

(3)  BALANCE SHEET COMPONENTS

Accounts receivables, net consist of the following at December 31 (in thousands):

	2007	2008
Accounts receivable, net:
Trade accounts receivable	$59,684	$49,282
Advanced commissions receivable	2,347	847
Other receivables	263	367
	62,294	50,496
Less: Allowance for doubtful accounts	(11,506)	(5,180)
	$50,788	$45,316

At December 31, 2007 and December 31, 2008, the Company had advanced commissions to certain facilities totaling, $2.3 million and $0.8 million, respectively, which are recoverable from such facilities as a reduction of earned commissions for specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year.

Direct call provisioning bad debt expense for the year ended December 31, 2006 was $40.8 million or 12.0% of direct call provisioning revenue of $341.2 million. For the year ended December 31, 2007, direct call provisioning bad debt expense was $37.8 million or 11.2% of direct call provisioning revenue of $338.7 million. Direct call provisioning bad debt expense for the year ended December 31, 2008 was $25.9 million or 7.8% of direct call provisioning revenue of $333.6 million.

Property and equipment, net consists of the following at December 31 (in thousands):

	2007	2008
Property and equipment, net:
Telecommunications equipment	$58,302	$60,291
Leasehold improvements	3,555	3,860
Construction in progress	4,639	3,348
Office equipment	15,721	19,215
	82,217	86,714
Less: Accumulated depreciation and amortization	(41,420)	(51,350)
	$40,797	$35,364

Intangibles and other assets, net consist of the following at December 31 (in thousands):

	2007
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$25,240	$(6,952)	$18,288	10.2
Deferred financing costs	14,275	(3,585)	10,690	6.1
Capitalized software development costs	23,900	(11,021)	12,879	3.9
Custom software development costs	8,115	(406)	7,709	10.0
Acquired contract rights	99,098	(32,997)	66,101	9.5
Deposits and long-term prepayments	2,089	-	2,089	-
Non-compete and employment agreements	1,909	(238)	1,671	4.6
	$174,626	$(55,199)	$119,427

	2008
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$24,129	$(8,351)	$15,778	9.8
Deferred financing costs	15,308	(5,499)	9,809	5.8
Capitalized software development costs	25,964	(13,495)	12,469	4.5
Custom software development costs	6,698	(1,060)	5,638	10.0
Acquired contract rights	96,714	(44,645)	52,069	9.9
Deposits and long-term prepayments	1,846	-	1,846	-
Non-compete and employment agreements	1,540	(599)	941	4.3
	$172,199	$(73,649)	$98,550

At December 31, 2007 and December 31, 2008, the carrying amount of trademarks assigned to patents and trademarks that were not subject to amortization was $2.8 million.

Amortization of intangibles and other assets for the year ended December 31, 2006 was $17.5 million (of which $1.0 million was included in interest expense). Amortization of intangibles and other assets for the year ended December 31, 2007 was $21.8 million (of which $1.5 million was included in interest expense and $1.4 million was amortized against revenue). Amortization of intangibles and other assets for the year ended December 31, 2008 was $22.7 million (of which $2.5 million was included in interest expense and $3.5 million was amortized against revenue). Estimated amortization expense related to intangibles, excluding deferred financing costs, the acquired Syscon in-process operating contracts and other assets, as of December 31, 2008 and for each of the next five years through December 31, 2013 and thereafter is summarized as follows (in thousands):

Year Ended December 31:
2009	$16,769
2010	15,164
2011	13,203
2012	9,122
2013	7,695
Thereafter	22,137
$84,090

The fair value of Syscon’s in-process operating contracts and customer agreements acquired of $5.2 million are being amortized against revenue over the remaining life of the contracts using the percentage of completion method of accounting in accordance with EITF 01-3, Accounting in a Business Combination for Deferred Revenue of an Acquiree, and are estimated to be fully amortized in the first quarter of 2009. At December 31, 2008, less than $0.1 million remained to be amortized. The fair value represents the remaining amount to be billed under the acquired contractual obligations reduced by the estimated direct and indirect costs to complete and an allowance for the normal profit margin related to the activities to be performed.

 Accrued liabilities consist of the following at December 31 (in thousands):

	2007	2008
Accrued liabilities:
Accrued expenses	$24,849	$26,433
Accrued compensation	5,507	6,287
Accrued severance and facility exit costs	321	207
Accrued taxes	2,240	4,187
Accrued interest and other	7,271	7,257
	$40,188	$44,371

During 2007, the Company incurred restructuring charges of $0.6 million related to the consolidation of our internal customer care function into the Dallas office, comprised of $0.2 million of severance expense and $0.4 million of facility exit costs for our Selma, Alabama location. All of the severance expenses were paid during the second quarter of 2007.

The Company incurred restructuring charges of $0.2 million during the first quarter of 2008 related to the realignment of our field service organization because of efficiencies gained from our packet-based architecture, which we began to install in 2006 and will continue to install as customer contracts are renewed.  In July 2008, the Company entered into a separation agreement with an executive. In accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefits Pension Plans and for Termination Benefits, the Company accrued and paid $0.2 million in severance costs to this executive in 2008.

Accrued severance and exit costs consist of the following (in thousands):

	Severance &	Leased Facility
	Related Costs	& Other Costs	Total
Balance at December 31, 2006	-	111	111
Additions	216	398	614
Payments	(216)	(188)	(404)
Balance at December 31, 2007	$-	$321	$321
Additions	446	-	446
Payments	(446)	(114)	(560)
Balance at December 31, 2008	$-	$207	$207

(4)  GOODWILL

The Company performed annual impairment tests as of each balance sheet date. No impairment was recorded as a result of the testing performed at December 31, 2006, 2007 and 2008.

Goodwill allocated to our reportable segments is summarized as follows (in thousands):

		Offender
	Direct Call	Management
	Provisioning	Software	Total
Balance at December 31, 2006	$37,936	$-	$37,936
Goodwill allocation in connection with Syscon acquisition	-	28,948	28,948
Foreign currency translation	-	2,151	2,151
Balance at December 31, 2007	37,936	31,099	69,035
Foreign currency translation	-	(5,567)	(5,567)
Balance at December 31, 2008	$37,936	$25,532	$63,468

(5)  DEBT

Debt consists of the following at December 31 (in thousands):

	2007	2008
Revolving credit facility	$5,000	$16,511
Second-priority senior secured notes	194,000	194,000
Senior subordinated notes	69,834	82,484
	268,834	292,995
Less unamortized discount on senior secured notes and senior subordinated notes	(5,558)	(4,654)
	263,276	288,341
Less current portion of long-term debt	-	-
	$263,276	$288,341

Revolving Credit Facility — On September 30, 2008, the Company and certain of its subsidiaries entered into a senior credit agreement with a new lending institution and the other lenders party thereto (the “New Credit Agreement”) to refinance its existing revolving credit facility. The New Credit Agreement provides the Company with a $10 million letter of credit facility and a revolving facility of up to the lesser of (i) $30 million and (ii) 125% of the Company’s consolidated EBITDA (as defined in the New Credit Agreement) for the preceding 12 months less the face amount of outstanding letters of credit. The New Credit Agreement expires on June 9, 2011. Advances bear interest at an annual rate of our option equal to one of the following: (a) LIBOR plus 4.0%, or (b) a rate equal to the Base Rate plus 3.0%. The Base Rate is the greater of (i) 5%, (ii) the Federal Funds rate plus 0.5%, or (iii) the prime rate (as defined in the New Credit Agreement), which was 3.25% as of December 31, 2008. Interest is payable in arrears on the first day of each month. The unused availability under the New Credit Agreement is subject to a fee based on a per annum rate of 0.375% due monthly. Borrowings under the New Credit Agreement are secured by a first lien on substantially all of the Company’s and certain of the Company’s subsidiaries’ assets. The Company draws from the available credit under the New Credit Agreement to cover normal business cash requirements. There were $16.5 million in advances outstanding as of December 31, 2008 and borrowing availability under the New Credit Agreement was $13.5 million.

Prior to the New Credit Agreement, the Company had a revolving credit facility with a syndicate of lending institutions with a borrowing base limitation equal to 80% of “eligible” receivables and 50% of “eligible” inventory, as defined in the previous credit agreement (“the Credit Facility”).  The Credit Facility provided for financing on a revolving basis of up to $30.0 million and a $22.5 million letter of credit facility.  Letters of credit outstanding reduced the Company’s availability to the extent they exceeded $10.0 million and the borrowing base collateral fell below $40 million. The borrowing base collateral was principally comprised of the Company’s receivables and inventory less certain defined reserves. Amounts unused under the Credit Facility were subject to a fee, due quarterly, based on a per annum rate of 0.375% per annum due monthly.   Advances received on the Credit Facility bore interest at the Company’s option using either (a) the prime rate, which was 7.25% at December 31, 2007, or (b) the Eurodollar Rate of 6.97% as of December 31, 2007.   As of December 31, 2007, the Company had $19.5 millions of borrowing availability under the Credit Facility. On October 1, 2008, the Company repaid the balance under the Credit Facility from borrowings under the New Credit Agreement.

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

The fair values associated with our Senior Secured Notes were quoted as of December 31, 2008, at a trading price of $53.25 and $65.50, a 37.6% and 22.0% decrease from the quoted value at December 31, 2007. We believe the decrease in value is a reflection of the Company’s highly levered position amid the current credit market crisis deepening recession.

All $194.0 million of principal is due September 9, 2011. To the extent the Company generates excess cash flow (as defined in the indenture) in any calendar year, the Company is required by the Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 102.75% of face value in 2009.  No excess cash flow payment is due for the year ended December 31, 2008 because the Excess Cash Flow Amount (as defined in the Indenture) greater than $5.0 million was not generated. In the event we determine that the Excess Cash Flow Amount is likely to exceed $5 million in 2009, we may purchase Senior Secured Notes in the open market, by negotiated private transactions or otherwise, to reduce the aggregate Excess Cash Flow Amount to less than $5 million.   Interest is payable semiannually on March 1 and September 1. The effective interest rate is 11.4% on the Second-priority Senior Secured Notes.

Senior Subordinated Notes —The Company has outstanding $82.5 million of Senior Subordinated Notes, unsecured and subordinate to the revolving credit facility, that bear interest at an annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by our revolving credit facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated Notes. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013. In connection with the issuance of the Senior Subordinated Notes, the Company issued warrants to acquire 51 shares of its common stock at an exercise price of $10 per share to the Senior Subordinated Noteholders. As a result, the Company discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance. For the years ended December 31, 2006, 2007 and 2008, respectively, $9.0 million, $10.7 million and $12.6 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. The effective interest rate is 18.62% on the Senior Subordinated Notes. In order to enter into additional financing to complete the Syscon acquisition in 2007, the Company incurred a non-cash consent fee of $0.4 million payable to the holders of the Senior Subordinated Notes. This fee was added to the principal balance of the Senior Subordinated Notes.

All of the Company’s domestic subsidiaries and certain of its foreign subsidiaries (the “Subsidiary Guarantors”) are fully, unconditionally, and jointly and severably liable for the revolving credit facility, Senior Subordinated Notes and Second-priority Senior Secured Notes. The Subsidiary Guarantors are wholly-owned. The Company has not included separate financial statements of guarantors because of (a) their aggregate assets, liabilities, earnings and equity are presented on a consolidated basis and (b) the Company believes that separate financial statements and other disclosures concerning subsidiaries are not material to investors.

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

In December 2007, the Company issued $10.2 million of Series A Redeemable Convertible Preferred Stock primarily to the Company’s majority stockholder, H.I.G. T-Netix, Inc. (“H.I.G.”), to avoid a default under the indenture for its 11% Second-priority Senior Secured Notes. Based on the Company’s current and expected level of operations, we believe our cash flow from operations, available cash and available borrowings under our $30.0 million revolving credit facility will be adequate to continue to operate for at least twelve months from our balance sheet dated December 31, 2008. As of December 31, 2007 and December 31, 2008, the Company was in compliance with its debt covenants.

Future maturities of debt for each of the following five years and thereafter are as follows (in thousands):

Year Ended December 31:
2009	$-
2010	-
2011	210,511
2012	-
2013	41,242
Thereafter	41,242
$292,995

The fair value of our debt instruments is as follows (in thousands):

	For the Year ended December 31,
	2007	2008
Revolving Credit Facility	$5,000	$16,511
Second-priority Senior Secured Notes	168,780	108,205
Senior Subordinated Notes	69,834	82,484
	$243,614	$207,200

The fair value of the revolving credit facility is equal to its carrying value and is considered a Level 2 fair value measurement (defined as inputs other than quoted prices in active markets that are either directly or indirectly observable) due to the variable nature of its interest rate. The fair value of the second-priority senior secured notes is considered a Level 2 fair value measurement (defined as inputs other than quoted prices in active markets that are either directly or indirectly observable) of the fair value hierarchy determined on their quoted market value. The fair value of the senior subordinated notes is based on their book value since these notes are not publicly traded and it is not practical to measure their fair value. These notes would also be valued within Level 3 on the fair value hierarchy as little or no market data exists related to the notes.

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

In 2008, the Company aggregated certain segments from previous years into one reportable segment. The solutions services, telecommunications services, and equipment sales segments were combined into the Wholesale Services segment as these were the determinants for how management makes operating decisions, assesses performance and allocates resources. These three segments demonstrate similar economic characteristics and are similar in the nature, class of customer, distribution methods, and regulatory environment for their products and services. In accordance with SFAS No. 131, segment disclosure forprior periods’ segment data has been reclassified to conform to the 2008 presentation.

The Company has three reportable segments: Direct Call Provisioning, Offender Management Software and Wholesale Services. Through these segments, the Company provides inmate telecommunication products and services for correctional facilities, including security enhanced call processing, call validation and billing services for inmate calling, and software solutions to manage and monitor inmate, parole and probation activity. Depending upon the contractual relationship at the site and the type of customer, the Company provides these products and services primarily through direct contracts between the Company and correctional facilities. A smaller portion of our business is provided through wholesale service agreements with other telecommunications service providers and system sales to certain telecommunications providers. The Company’s foreign operations, revenues and long-lived assets are reported in the offender management software segment.

The Company evaluates performance of each segment based on operating results. Total assets are those owned by or allocated to each segment. Assets included in the “Corporate & Other” column of the following table include all assets not specifically allocated to a segment. There are no intersegment sales. The Company’s reportable segments are specific business units that offer different products and services and have varying operating costs associated with such products. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company uses estimates to allocate certain direct costs and selling, general and administrative costs, as well as for depreciation and amortization, goodwill, and capital expenditures. Estimation is required in these cases because the Company does not have the capability to specifically attribute such costs to a particular segment. The estimation is based on relevant factors such as proportionate share of revenue of each segment to the total business.

Segment information for the twelve months ended December 31, 2006 is as follows (in thousands):

	Direct	Offender
	Call	Management	Wholesale	Corporate
	Provisioning	Software	Services	& Other	Total
Revenue from external customers	$341,237	$-	$60,660	$-	$401,897
Segment gross margin	$73,032	$-	$18,766	$-	$91,798
Depreciation and amortization	26,835	-	3,291	132	30,258
Other operating costs and expenses	7,787	-	407	44,193	52,387
Operating income (loss)	$38,410	$-	$15,068	$(44,325)	$9,153
Interest and other expenses, net				27,811	27,811
Segment loss before income taxes					(18,658)
Capital expenditures	$27,028	$-	$-	$148	$27,176
December 31, 2006:
Total assets	$218,239	$-	$20,514	$20,896	$259,649
Goodwill	$37,936	$-	$-	$-	$37,936

Segment information for the twelve months ended December 31, 2007 is as follows (in thousands):

	Direct	Offender
	Call	Management	Wholesale	Corporate
	Provisioning	Software	Services	& Other	Total
Revenue from external customers	$338,703	$7,933	$45,214	$-	$391,850
Segment gross margin	$71,247	$1,823	$16,017	$-	$89,087
Depreciation and amortization	33,137	1,908	1,880	123	37,048
Other operating costs and expenses	8,768	2,555	420	47,291	59,034
Operating income (loss)	$29,342	$(2,640)	$13,717	$(47,414)	(6,995)
Interest and other expenses, net				31,487	31,487
Segment loss before income taxes					(38,482)
Capital expenditures	$21,231	$20	$-	$105	$21,356
December 31, 2007:
Total assets	$199,071	$63,626	$15,767	$13,661	$292,125
Goodwill	$37,936	$31,099	$-	$-	$69,035

Segment information for the twelve months ended December 31, 2008 is as follows (in thousands):

	Direct	Offender
	Call	Management	Wholesale	Corporate
	Provisioning	Software	Services	& Other	Total
Revenue from external customers	$333,564	$25,137	$29,902	$-	$388,603
Segment gross margin	$78,219	$11,597	$11,683	$-	$101,499
Depreciation and amortization	26,736	3,679	3,862	123	34,400
Other operating costs and expenses	9,079	8,820	433	41,399	59,731
Operating income (loss)	$42,404	$(902)	$7,388	$(41,522)	$7,368
Interest and other expenses, net				41,896	41,896
Segment loss before income taxes					(34,528)
Capital expenditures	$15,522	$90	$100	$1,334	$17,046
December 31, 2008:
Total assets	$187,786	$46,072	$13,338	$11,766	$258,962
Goodwill	$37,936	$25,532	$-	$-	$63,468

(7)  INCOME TAXES

Income tax expense (benefit) is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2007	2008
Current:
US Federal	$-	$-	$330
US State	337	965	486
Foreign	-	35	848
Total	337	1,000	1,664
Deferred:
US Federal	2,080	2,260	1,696
US State	(956)	(996)	(552)
Foreign	-	(342)	(3,317)
Total	1,123	922	(2,173)
Total income tax expense (benefit)	$1,461	$1,922	$(509)

Following is a summary of the components of loss from continuing operations before income taxes for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	2006	2007	2008
U.S. income	$(18,658)	$(37,125)	$(29,013)
Non-U.S. income	-	(1,357)	(5,515)
Total	$(18,658)	$(38,482)	$(34,528)

Income taxes differ from the expected statutory income tax benefit, by applying the U.S. federal income tax rate of 35% to pretax earnings due to the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2007	2008
Expected statutory income tax benefit	$(6,518)	(13,469)	$(12,085)
Amounts not deductible for income tax	1,284	1,556	1,894
State taxes, net of federal benefit	(218)	(171)	(66)
Change in valuation allowance	7,263	14,332	9,749
Effect of different tax rates in various jurisdictions	-	25	349
Impact of changes in tax rates in foreign jurisdictions	-	-	(1,841)
Tax credits in foreign jurisdiction	-	-	(188)
Other	(350)	(351)	1,679
Total income tax expense (benefit)	$1,461	$1,922	$(509)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31, 2007 and 2008, respectively, are presented below (in thousands):

	2007	2008
Net current deferred income tax assets:
Allowance for doubtful accounts	$4,418	$1,945
Accrued expenses	1,334	2,055
Other	4,070	4,935
Current deferred income tax assets	9,822	8,935

Deferred income tax liabilities-other	(1,339)	(939)
Current deferred income tax liabilities	(1,339)	(939)
Less: valuation allowance	(6,710)	(6,840)
Net current deferred income tax asset	$1,773	$1,156
Net non-current deferred income tax assets (liabilities):
Deferred income tax assets:
Net operating loss and tax credit carryforwards	27,633	34,504
Accrued interest	6,855	9,738
Other	93	200
Non-current deferred income tax assets	34,581	44,442
Deferred income tax liabilities:
Property and equipment principally due to differences in depreciation	(1,914)	(2,716)
Intangible assets	(24,738)	(19,791)
Non-current deferred income tax liabilities	(26,652)	(22,507)
Less: valuation allowance	(23,281)	(32,828)
Net non-current deferred income tax liability	(15,352)	(10,893)
Net deferred income tax liability	$(13,579)	$(9,737)

At December 31, 2008, the Company had U.S. federal net operating loss carryforwards for tax purposes aggregating approximately $93.1 million which, if not utilized to reduce taxable income in future periods, expire at various dates through the year 2028. Approximately $7.9 million of the net operating loss carryforwards are subject to certain rules under Internal Revenue Code Section 382 limiting their annual usage. The Company believes these annual limitations will not ultimately affect its ability to use substantially all of the net operating loss carry forwards for income tax purposes. As a result of the change of control related to certain acquisitions, the use of the net operating losses may be limited going forward under Internal Revenue Code 382. At December 31, 2008, the Company had no Canadian or United Kingdom net operating loss carryforwards for tax purposes. At December 31, 2008, the Company had Australian net operating loss carryforwards for tax purposes aggregating approximately $0.1 million which do not expire.

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

The Company’s unrecognized tax benefits of $0.7 million at December 31, 2007 and 2008 relate to various foreign jurisdictions.

The following table summarizes the activity related to our unrecognized tax benefits ($ in thousands):

Total
Balance at January 1, 2007	$-
Increases related to prior year’s tax positions	663
Balance at December 31, 2007	663
Increases related to current year’s tax positions	27
Foreign currency translation	(22)
Balance at December 31, 2008	$668

Included in the unrecognized tax benefits of $0.7 million at December 31, 2008 was $0.04 million of tax benefits that, if recognized, would impact the annual effective tax rate. The amount of the unrecognized tax benefits that would impact goodwill, if recognized, would be $0.6 million. The Company also accrued potential interest of $0.1 million and $0.05 million related to these unrecognized tax benefits during 2007 and 2008, respectively. The Company does not expect our unrecognized tax benefits to change significantly over the next 12 months. The Company classified interest and penalties on income tax-related balances as income tax expense.

The Company or one of its subsidiaries file income tax returns in the U.S. federal jurisdiction, Canada, the United Kingdom, Australia and various states. The Company has open tax years for the U.S. federal return from 1996 forward with respect to its net operating loss carryforwards, where the IRS may not raise tax for these years, but can reduce net operating loss carryforwards. Otherwise, with few exceptions, the Company is no longer subject to federal, foreign, state, or local income tax examinations for years prior to 2004.

A valuation allowance is provided when it is more likely than not that some portion or the entire net deferred tax asset will not be realized. The Company calculated the deferred tax liability, deferred tax asset, and the related valuation of net deferred tax assets, including net operating loss carryforwards, for the taxable temporary differences on a jurisdiction by jurisdiction basis. The valuation allowance represents the excess deferred tax assets including the net operating loss carryforwards, over the net deferred tax liabilities, excluding deferred liabilities that are not available to offset deferred tax assets. The Company has offset the net deferred tax assets, including net operating loss carryforwards, with a valuation allowance of $30.0 million and $39.7 million at December 31, 2007 and 2008, respectively. The Company increased the valuation allowance because future taxable income may not be realized to utilize net operating losses.

(8)  REDEEMABLE CONVERTIBLE PREFERRED STOCK

At December 31, 2008, the Company had 5,100 shares of Series A Redeemable Convertible Preferred Stock (“Preferred Stock”), which was issued in December 2007. Each share of the Preferred Stock has a stated value of $2,000 and accrues dividends annually at 12.5% of the stated value. The Preferred Stock has a liquidation preference equal to the greater of its per share purchase price plus any accrued but unpaid dividends and the amount the holder would receive if such share were converted to shares of common stock. At the election of the Board of Directors, the Company may redeem shares of Preferred Stock at any time on or after January 1, 2010. The redemption price will be equal to the greater of the liquidation amount or the fair market value as of the redemption date.

Each share of Preferred Stock initially was convertible into one share of common stock, subject to adjustments for certain events. In the event the Company did not achieve the $45 million Credit Facility Cash Flow (as defined in the Company’s Certificate of Designation for the Preferred Stock) for the twelve months ended June 30, 2008, each share of Preferred Stock was convertible into 200 shares of Common Stock, as adjusted for certain events. The Company did not achieve the $45 million of Credit Facility Cash Flow. As a result, each share of Preferred Stock is now convertible into 200 shares of Common Stock, as adjusted for certain events. The intrinsic value of the conversion option was zero as the fair value of the Common Stock was less than the conversion price at the commitment date.

The Preferred Stock was issued in part to avoid a financial covenant default under the Company’s indenture for the Second-Priority Senior Secured Notes (See Note 5). The Company’s majority stockholder, H.I.G., purchased substantially all of the shares of Preferred Stock for approximately $10.2 million. The proceeds from the issuance were applied to earnings in determining compliance with the covenants in the indenture for the quarters ended December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008. The Company accrues dividends on the Preferred Stock; however the Company’s New Credit Agreement contains financial and operating covenants which limit the ability to make dividend payments to the Company’s shareholders. As of December 31, 2008, the Company had accrued but unpaid dividends of $1.3 million for the Series A Preferred Stock. The accrued but unpaid dividends are included in the redemption amount of the Preferred Stock at December 31, 2008.

(9)  STOCKHOLDERS’ EQUITY

Common stock

On December 15, 2007, in conjunction with the issuance of the Preferred Stock (see Note 8), the Company’s shareholders approved a 1 for 1,000 reverse stock split for the Common Stock and Class B Common Stock. Except as otherwise noted, all shares, options and warrants have been restated to give retroactive effect to the reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the split had occurred as of December 31, 2006. In connection with the reverse split, authorized shares of common stock were reduced to 1,300,000 shares of capital stock with a par-value of $0.001.

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

As of December 31, 2008, 602 shares of Common Stock were issued and outstanding and 160,435 shares of the Class B Common Stock were issued and outstanding. Shares of Class B Common Stock are subject to vesting as described below and upon vesting, convertible into shares of Common Stock. Other than provisions related to vesting and a $57,000 per share liquidation preference for the Common Stock, holders of the shares of Common Stock and Class B Common Stock have identical rights and privileges. The Company’s New Credit Agreement restricts the ability to pay dividends to holders of the Company’s capital stock.

Warrants

In connection with the financing of the acquisition of Evercom on September 9, 2004, warrants to purchase 51.01 shares of Common Stock were issued to holders of the Senior Subordinated Notes. The warrant exercise price is $10 per share, is immediately exercisable upon issuance, and expires on September 9, 2014. As a result, we discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the stock warrants at the time of issuance. (See Note 5)

In conjunction with a guarantee provided by H.I.G. in 2007, we issued warrants to purchase 14.54 shares of Common stock to HIG, for $0.01 per share, immediately exercisable upon issuance. The warrants were exercised on December 18, 2007. No warrants were issued during 2008.

Restricted Stock Purchase Plan

The Company has a 2004 Restricted Stock Purchase Plan under which certain of its employees may purchase shares of our Class B Common Stock. The maximum number of authorized shares that may be delivered pursuant to awards granted under the 2004 Restricted Stock Purchase Plan was 75,000. In August of 2008, the Board of Directors issued a unanimous resolution to adopt a Third Amendment to the 2004 Restricted Stock Plan, which increased the number of authorized shares of Class B Common Stock from

75,000 to 165,000 shares, which equaled 12.2% of our total authorized shares of common stock. As a result of the 1 for 1,000 reverse stock split approved in 2007, all shares, options and warrants have been restated to give retroactive effect to the reverse split.

The Company’s Board of Directors administers the 2004 Restricted Stock Purchase Plan. The Restricted Stock Purchase Plan is designed to serve as an incentive to attract and retain qualified and competent employees. The per share purchase price for each share of Class B Common Stock is determined by the Company’s Board of Directors. Class B Common Stock vests based on performance criteria or ratably over a period or periods, as provided in the related restricted stock purchase agreement.

During 2008, 160,364 shares of Class B Common Stock were issued under the 2004 Restricted Stock Purchase Plan. Of this amount, (a) 57,072.61 of these shares were issued to our new Chief Executive Officer; (b) 11,414.52 shares were issued to our new Chief Financial Officer; and (c) 91,877 shares were issued to eleven of our executives and to two members of the Company’s Board of Directors.

These shares are subject to forfeiture pursuant to the terms of the 2004 Restricted Stock Purchase Plan and the restrictions described hereafter. The restriction period of 33.33% of the shares issued to the majority of the Company’s executives, ends upon the sale of the Company’s stock by certain of its other stockholders. The restriction period for 33.34% of the stock ends upon the lapse of time, ratably over three to four years from the date of issue. With respect to the remaining shares, the restriction period ends upon the Company attaining certain performance measures determined by its Board of Directors.  Upon a change of control, the restriction period could end for all of the restricted shares that have not previously vested. The restricted shares are entitled to dividends, if declared, which will be distributed upon termination of the restriction period with respect to any such restricted shares.

The Company measures compensation expense on these restricted shares commensurate with their vesting schedules. For the portion of the restricted shares that vest contingently with the occurrence of certain events, the Company records compensation expense when such events become probable. The incremental compensation expense on the restricted shares issued was determined based on the estimated fair value of the Class B Common Stock, which resulted in approximately $0.1 million in compensation expense charged to “Selling General and Administrative Expense” in the consolidated statement of operations for each of the years ended December 31, 2006, 2007 and 2008.

As of December 31, 2008, there was $0.3 million total unrecognized compensation cost related to the 2004 Restricted Stock Purchase Plan, of which $0.1 million is expected to be recognized over a weighted average period of 1 year and $0.2 million will be recognized upon the sale of the Company's stock by certain of the Company's other shareholders.

(10)  RELATED-PARTY TRANSACTIONS

The Company has a consulting services agreement with H.I.G. pursuant to which H.I.G. receives an annual consulting services fee of $750,000 for management, consulting and financial advisory services.  Required minimum annual consulting fee payments for the remaining term are as follows (in thousands):

Year Ended December 31:
2009	$750
2010	750
2011	750
2012	750
2013	750
Thereafter	4,313
Total	$8,063

The consulting services agreement, as amended, has an eleven-year term. In connection with this agreement, the Company paid $0.8 million for each of the three years ended December 31, 2006, 2007, and 2008.

The Company has a professional services agreement with H.I.G., pursuant to which H.I.G. is paid investment banking fees equal to 2% of the value of any transaction in which the Company (i) sells all or substantially all of its assets or a majority of its stock, (ii) acquires any other companies or (iii) secures any debt or equity financing. In 2007, in connection with its acquisition of Syscon and the issuance of the Series A Redeemable Convertible Preferred Stock, H.I.G. received a professional services fee equal to 2% of each transaction value, or approximately $1.0 million and $0.2 million, respectively. In October 2008, H.I.G. received a professional service fee of $0.8 million for their services related to the refinancing of the Company’s revolving credit arrangement. No other transactions took place during the year requiring payment under the professional services agreement.

In June 2007, the Company acquired all of the outstanding capital stock of Syscon from its sole stockholder. Under the Purchase Agreement, the Company paid approximately $41 million and 45.6 shares of Common Stock, subject to a working capital adjustment. Pursuant to the purchase agreement, the Company paid Syscon’s former stockholder $5.0 million as Syscon generated net cash flow (as defined in the purchase agreement). On November 12, 2008, the Company entered into an agreement with the previous stockholder of Syscon, to amend the Syscon Purchase Agreement. The amendment deletes and terminates the earn-out consideration payable under the Syscon Purchase Agreement and shortens by six months the former stockholder’s period of non-competition. Pursuant to the new agreement, the former stockholder’s Employment Agreement with Syscon was terminated and Syscon entered into a Consulting Agreement with a company controlled by the former owner. The Consulting Agreement covers certain management and advisory and other services to be provided over a period of three years, for which Syscon will pay a total of approximately $1,090,000 in fees.  In 2007 and 2008, the Company paid $0.2 million and $0.5 million, respectively, to an affiliate of the former stockholder for professional software development consulting services.

Accudata Technologies, a former affiliated company, provides validation services to the Company. During 2006, the Company paid Accudata $1.3 million for their services. In August 2007, Accudata purchased the Company’s 50% interest in its preferred stock for $1.0 million. In connection with the sale of our interest in Accudata, the Company agreed to continue to conduct business at market rates with Accudata for at least thirty-six months. Minimum monthly payments for validation services are $85,000 for the first twelve months, $56,667 for the second twelve months, and $28,333 for the third twelve months. The Company paid Accudata $1.0 million during each of the years ended December 31, 2007 and 2008.

On August 17, 2007, an affiliate of H.I.G., the Company’s majority stockholder, guaranteed a $5.0 million unsecured revolving credit facility on the Company’s behalf. In connection with H.I.G.’s guarantee, the Company issued warrants to purchase up to 14.5 shares of Common stock. The guarantee and the revolving credit facility were cancelled and H.I.G. exercised its warrants in December 2007 (See Note 8).

In April 2008, Ms. Carlyn Taylor was elected to the Company’s Board of Directors. Ms. Taylor is currently a Senior Managing Director at FTI Consulting (“FTI”), an international financial consulting firm engaged by the Company to perform certain financial and business consulting services. Pursuant to its agreement with the Company, FTI received a fee of between $15,000 and $40,000 per month depending on the number of consulting hours it provided to the Company. In December 2008, management terminated this agreement. The Company paid FTI $0.1 million, $0.4 million and $0.5 million for the years ended December 31, 2006, 2007 and 2008, respectively.

(11)  COMMITMENTS AND CONTINGENCIES

(a)  Operating Leases

The Company leases office space and certain office equipment under operating lease agreements. Most of our lease terms have escalation clauses and renewal options, typically equal to the lease term. The Company accounts for escalating rents on a straight-line basis over the life of the lease. Rent expense under operating lease agreements for the year ended December 31, 2006, 2007, and 2008 was approximately $2.3 million, $2.5 million and $3.4 million, respectively. Future minimum lease payments under these lease agreements for each of the next five years are summarized as follows (in thousands):

Year Ended December 31:
2009	$3,644
2010	2,434
2011	1,867
2012	1,627
2013	1,395
Thereafter	1,769
Total minimum lease payments	$12,736

(b)  Minimum Guaranteed Payments

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

The Company is required to make the following minimum commission payments to certain of its correctional facility customers regardless of the level of revenues generated by the Company on those contracts as follows (in thousands):

Year Ended December 31:
2009	$5,648
2010	3,203
2011	447
2012	336
2013	86
Thereafter	-
Total minimum commission payments	$9,720

As of December 31, 2008, the Company did not meet the minimum requirements for certain correctional facilities customers and therefore, the Company recorded $0.2 million in accrued commissions. The Company cannot guarantee that it will generate sufficient revenues from these contracts in future periods to offset these payments.

In 2007, Accudata purchased the Company’s 50% interest in its preferred stock and in exchange, the Company agreed to continue to conduct business with Accudata for at least thirty-six months. The Company guaranteed minimum monthly payments for validation services of $85,000 for the first twelve months, $56,667 for the second twelve months, and $28,333 for the third twelve months. The maximum amount of the commitment is $2.0 million, of which $1.3 million has been paid as of December 31, 2008.

In February 2008, the Company entered into an agreement with a telecommunications vendor, primarily for local and long distance services, whereby the Company guaranteed a minimum annual purchase commitment over a three year period. As of December 31, 2008, the maximum amount of the minimum purchase commitment is $1.9 million annually.

In May 2008, the Company entered into an agreement with another telecommunications provider for the purchase of custom carrier services, whereby the Company guaranteed a minimum purchase commitment over a one year period. As of December 31, 2008 the maximum amount of the minimum purchase commitment is $3.8 million.

(c)  Employment Agreements

As of December 31, 2008, the Company had entered into employment agreements with certain key management personnel, which provided for minimum compensation levels and incentive bonuses along with provisions for termination of benefits in certain circumstances and for certain severance payments in the event of a change in control (as defined).

(d)  Litigation

From time to time we have been, and expect to continue to be, subject to various legal and administrative proceedings or various claims in the normal course of business. We believe the ultimate disposition of these matters will not have a material effect on our financial condition, liquidity, or results of operations.

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

In June 2000, T-NETIX was named, along with AT&T, in a lawsuit in the Superior Court of King County, Washington, in which two private citizens allege violations of state rules requiring pre-connect audible disclosure of rates as required by Washington statutes and regulations. T-Netix and other defendants successfully obtained dismissal and a "primary jurisdiction" referral in 2002.  In 2005, after several years of inactivity before the Washington Utilities and Transportation Commission (“WUTC”), the state telecommunications regulatory agency, T-Netix prevailed at the trial court in securing an Order entering summary judgment on grounds of lack of standing, but that decision was reversed by an intermediate Washington state appellate court in December 2006.  T-Netix’s subsequentPetition for Review by the Washington Supreme Court was denied in January 2008, entitling Plaintiffs to continue to pursue their claims against T-Netix and AT&T.  This matter was referred to the WUTC on the grounds of primary jurisdiction, in order for the WUTC to determine various regulatory issues. On May 22, 2008, AT&T filed with the trial court a cross-claim against T-Netix seeking indemnification. T-Netix moved to dismiss AT&T’s cross-claim, but the court denied that motion and deferred resolution of whether AT&T's belated indemnification claim is within the statute of limitations for summary judgment. Because discovery has not been completed before the WUTC, we cannot estimate the Company's potential exposure or predict the outcome of this dispute.

In May 2007, Global Tel*Link Corporation (“GTL”) and Verizon Business (“Verizon”) filed formal protest petitions against the Florida Department of Corrections (“FDOC”) (the “Protests”). The Protests challenged the FDOC’s intended award to us of a five-year initial term contract for the provision of statewide inmate telephone services. More specifically, the Protests sought entry of recommended and final orders either (1) awarding the contract to the protestors or (2) rejecting all proposals. The Protests were referred to the Florida Division of Administrative Hearings (“DOAH”), and we intervened as a co-respondent with FDOC. Following a formal hearing, DOAH entered a recommended order to approve the intended contract award to us; in turn the FDOC adopted the recommendation in its final order. GTL and Verizon appealed the final order and sought a stay to prevent entry of a formal contract between us and the FDOC during the appeal. The court denied the stay and the FDOC Contract was executed on September 25, 2007. GTL and Verizon nevertheless have continued to prosecute their appeal. On August 4, 2008, the appeals court entered an order reversing the final order entered by the FDOC on the basis of a violation of due process, finding that the FDOC Secretary who adopted the DOAH recommended order was not impartial since he had made the initial decision to award the contract to our company and had testified in support of that decision in the formal hearings before DOAH. The case was remanded to the FDOC for further proceedings consistent with the opinion. On September 18, 2008, the FDOC issued an amended final order that also concluded that the Protests should be dismissed.  GTL and Verizon asked the FDOC to reconsider the amended final order, arguing that the appellate court’s decision required appointment of a neutral third-party from outside the FDOC to issue the order.  The FDOC did not respond to the request for reconsideration.  On October 17, 2008, GTL and Verizon appealed of the amended final order with the state appeals court.  We cannot estimate the Company's potential exposure or predict the likelihood of any outcome at this time.

In July 2007, Global Tel*Link Corporation filed suit in the Circuit Court of Montgomery County against T-Netix Inc., the State of Alabama, and the Alabama Department of Finance and Alabama Department of Corrections. This proceeding relates to the protest matter Global Tel* Link filed in Alabama in May 2007, which was concluded in April 2008. We filed a motion to dismiss that was denied; however, GTL conceded that several of its claims were not viable, and in its amended complaint included only one count, the intentional interference with business and contractual relations claim. The judge agreed to postpone setting any scheduling deadlines and postponed the trial date of August 4, 2008. The judge ordered the parties to mediate the case but did not specify a deadline. There has not been any activity in this case since the ruling in the companion matter on April 11, 2008. T-Netix has not admitted any wrongdoing and has vigorously denied each and every allegation in the case. We cannot estimate the Company's potential exposure or predict the likelihood of any outcome at this time.

(12)	SUBSEQUENT EVENTS

On March 25, 2009, the Board of Directors issued a unanimous resolution to adopt a Fourth Amendment to the 2004 Restricted Stock Plan which increased the number of authorized shares of Class B Common Stock from 165,000 to 175,000 shares. Additionally, the Company filed a Fourth Amended and Restated Certificate of Incorporation, which authorized 1,685,000 shares of capital stock with a par value of $0.001. 1,500,000 shares were designated Class A Common Stock, 10,000 were designated Preferred Stock, of which 5,100 were designated as Series A Convertible Preferred Stock, and 175,000 were designated Class B Common Stock. All issued shares of common stock are entitled to vote on a one share/one vote basis.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

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

3. Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. MANAGEMENT

The following is a list of our executive officers, other senior officers and directors as of March 1, 2009.

All of our directors serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal. Our executive officers are appointed by and serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Name	Age	Position
Richard A. Smith	57	Chief Executive Officer and President
William D. Markert	44	Chief Financial Officer
Arlin B. Goldberg	52	Chief Information Officer
Robert E. Pickens	48	Chief Marketing Officer
Daniel Crawford	62	President, Syscon Justice Systems
John J. Viola	58	Executive Vice President, Global Sales
Robert Rae	41	Executive Vice President, Operations
Dennis Reinhold	48	Vice President, General Counsel and Secretary
Danny de Hoyos	33	Vice President, Customer Service
Kate Lengyel	40	Vice President, Human Resources
Tony Tamer	48	Director
Brian Schwartz	40	Director
Douglas Berman	42	Director
Lewis Schoenwetter	38	Director
Sami Mnaymneh	49	Director
Jack McCarthy (1)	66	Director
James Neal Thomas (1)	63	Director
Carlyn Taylor	40	Director
Rob Wolfson	36	Director

(1)	Member of the Audit Committee

The following information summarizes the principal occupations and business experience, during the past five years, of each of our directors and executive officers.

Richard A. Smith has served as our President and Chief Executive Officer since June 2008.  Mr. Smith served as the Chief Executive Officer of Eschelon Telecom Inc., a publicly traded local exchange carrier, from August 2003 through August 2007. Mr. Smith also served as Eschelon’s President, Chief Financial Officer and Chief Operating Officer during his tenure. Prior to joining Eschelon, Mr. Smith worked for Frontier Corporation where he held many roles, including Controller, Chief Information Officer, President of Frontier Information Technologies, Vice President of Midwest Telephone Operations, Network Plant Operations Director, Director of Business Development and Vice President of Financial Management. Mr. Smith holds an Associate Degree of Applied Science in Electrical Engineering from the Rochester Institute of Technology, a Bachelor of Science in Electrical Engineering from the State University of New York at Buffalo, a Masters in Mathematics from the State University of New York at Brockport, and a Masters in Business Administration from the University of Rochester’s Simon School. Mr. Smith presently serves as a director of Integra Telecom, a privately held local exchange carrier based in Portland, Oregon.

William D. Markert has served as our Chief Financial Officer since June 2008.  From December 1999 to November 2007, Mr. Markert held executive level finance positions at Eschelon Telecom, Inc. with his most recent position being Executive Vice President of Network Finance. During Mr. Markert’s

employment with Eschelon, he was responsible for revenue and cost accounting and reporting, network cost management, carrier access billing and revenue and margin assurance. He also directed various merger and acquisition related projects. Prior to joining Eschelon, Mr. Markert worked for Global Crossing Limited, a publicly traded communications solutions company, in various financial, regulatory and operational management roles. Mr. Markert holds a Baccalaureate in Business Administration from the University of Wisconsin-Whitewater and a Masters in Business Administration from the University of St. Thomas in St. Paul, Minnesota.

Arlin B. Goldberg has served as our Chief Information Officer since September 2008.  Mr. Goldberg has over 30 years of telecommunication industry experience. Previously, Mr. Goldberg served as the Executive Vice President of Information Technology for Eschelon Telecom from October 1996 until July 2007. Prior to that, Mr. Goldberg served as Director of Information Services at Frontier Corporation, and also as Director of Information Services for Enhanced TeleManagement, Inc. Early in his career, Mr. Goldberg served in a variety of roles at Norstan Communications Systems, Inc. Mr. Goldberg received his Bachelor of Science in Business degree in Accounting from the University of Minnesota Carlson School of Management.

Robert E. Pickens has served as our Chief Marketing Officer since September 2008. Mr. Pickens has over 18 years of senior level telecommunications experience. Before joining Securus Technologies, Mr. Pickens was Chief Operating Officer of Eschelon Telecom. During his eleven year tenure with that organization, he held leadership positions in marketing, operations, and mergers & acquisitions integration management. Mr. Pickens has a Bachelor of Science in Business degree in Marketing and Management from the University of Minnesota Carlson School Of Management.

Daniel Crawford has served as President of Syscon Justice Systems since July 2007. Prior to this position Mr. Crawford held the role of Senior Vice President of Corporate Development for us from December 2006 to June 2007.  Mr. Crawford has held such roles as Chairman, CEO and President with a number of leading companies in the public safety and criminal justice industries. In addition, Mr. Crawford was the founder of EPIC Solutions, Inc., an INC 500 fastest growing company. Mr. Crawford has been named Business Leader of the Month by the National Foundation for Enterprise Development, and One of the Most Influential Technology Leaders by the San Diego Business Journal. Mr. Crawford began his professional career in the military as a Naval Aviator. After leaving active duty, Mr. Crawford remained in the Naval Reserves and retired in 1996 with the rank of captain. He holds an undergraduate degree in business administration, an MBA, and a law degree, and has served on multiple boards of directors.

John J. Viola has served as Executive Vice President of Global Sales since August 2008. Prior to this role Mr. Viola served as the Vice President and General Manager of Correctional Systems for us from November 2000 until 2008. Prior to joining the Company, Mr. Viola also served as General Manager of AT&T’s small business group in the western United States during his 18-year tenure with AT&T. Mr. Viola has over 25 years of experience in senior level sales, marketing and management. Mr. Viola holds a B.A. in Marketing and Management from the University of Illinois, an M.B.A. from Roosevelt University in Chicago and has Executive Level education from Texas A&M University. Mr. Viola has served on numerous civic organizations, including the Board of Directors for the Public Education Business Coalition and Colorado Uplift, promoting education for inner city youths.

Robert Rae has served as our Executive Vice President of Operations since September 2008, leading Securus' operations and customer servicing. Prior to this role, Mr. Rae served as the Company’s Executive Vice President of Operations and Information Technology from September 2004. Mr. Rae served as Vice President of Operations for EngineX Networks, an engineering professional services firm specializing in engineering and implementation of telecommunications networks and back office software. Mr. Rae has also held leadership roles with Fujitsu, where he led international professional services and technical support operations, and with Bell Atlantic, where he led strategic planning of operations and engineering of telecommunications networks. Mr. Rae has a B.A. in Economic, B.S. in Psychology and an M.B.A. from the University of Pittsburgh.

Dennis Reinhold has served as our Vice President, General Counsel and Secretary since he joined us in August 2005. Prior to joining us in August 2005, Mr. Reinhold served as the Associate General Counsel of SOURCECORP, Inc. (NASDAQ: SRCP), a public company with approximately 7,000 employees worldwide that specialized in business process outsourcing of critical data and documents. In that role, he was responsible for the worldwide legal function of the Business Process Solutions Division, the Statement Solutions Division, the Legal Claims Division and the Direct Mail Division. While at SOURCECORP, he was the company’s Chairman of the Juvenile Diabetes Research Foundation, and helped propel SOURCECORP to one of the largest corporate fundraisers for Juvenile Diabetes in the DFW area. Prior to his position at SOURCECORP, Mr. Reinhold served as Division General Counsel/ Director of International Legal Affairs and Assistant Secretary for AAF-McQuay, Inc. Mr. Reinhold has over 20 years of legal experience, both in law firms and in-house positions, with an emphasis in practicing in the areas of corporate and international law. Mr. Reinhold has a J.D. from St. Louis University, a B.S. in Marketing and Business Administration from the University of Illinois and he completed the Advanced Management Program at The Wharton School, University of Pennsylvania. Mr. Reinhold was one of 20 finalists in the 2006 Dallas Business Journal’s Best Corporate Counsel Awards, and in 2006, he was awarded a National Leadership Award by the National Republican Congressional Committee. Mr. Reinhold has served on numerous civic organizations, including the Board of Directors for the Louisville Ballet.

Danny de Hoyos has served as Vice President of Customer Service since September 2008. Prior to joining Securus Technologies, Mr. De Hoyos served as Director of Customer Operations for Medica located in Minneapolis, Minnesota. From 2001 through the end of 2007 Mr. de Hoyos was employed by Eschelon Telecom and served as Vice President of Customer Service and Service Delivery. Prior to joining Eschelon, Mr. de Hoyos was Director of Support Services for One World Online in Provo, Utah. Mr. de Hoyos has also held Customer Operations and Call Center Management leadership roles for other technology companies such as Big Planet and Marketing Ally. Mr. de Hoyos has a Bachelor of Science from Brigham Young University.

Kate Lengyel has served as Vice President of Human Resources since June 2007. Prior to joining Securus in July, 2007, Ms. Lengyel held the position of Vice President of Human Resources at Excel Telecommunications from October 2005, where she was an integral part of the company’s acquisition of Vartec Telecom. Ms. Lengyel acted in a leadership capacity at Stone Holdings, Inc. where she was the Director of Human Resources from November 1991 until 2005. She has created a successful track record of employee initiatives, leadership and organizational change management. Ms. Lengyel has diverse Human Resources experience in start-ups, growth and M&A situations. Ms. Lengyel holds both a Bachelor of Science in Human Development and a Masters of Education in Human Resource Development from Vanderbilt University in Nashville, Tennessee.

Tony Tamer has served as a member of the board of directors since February 2004. Mr. Tamer is a co-founding Partner of H.I.G. Capital, LLC and serves as a Managing Partner of the firm. Mr. Tamer has been an active investor in a number of industries throughout H.I.G.’s life. Prior to founding H.I.G. in 1993, Mr. Tamer was a partner at Bain & Company, one of the world’s leading management consulting firms, and, through Bain Capital, one of the most successful private equity funds in the United States. Mr. Tamer has extensive operating experience particularly in the communications and semiconductor industries, having held marketing, engineering and manufacturing positions at Hewlett-Packard and Embarq (formerly Sprint) Corporation. Mr. Tamer holds an M.B.A. degree from Harvard Business School, and a Masters degree in Electrical Engineering from Stanford University. His undergraduate degree is from Rutgers University. He currently serves on the board of directors of several H.I.G. companies.

Brian Schwartz has served as a member of the board of directors since February 2004 and served as President from February until September 2004.  Mr. Schwartz is a Managing Director at H.I.G. Capital. Since joining H.I.G. in 1994, Mr. Schwartz has led numerous transactions in a diverse set of industries including business services (healthcare and IT), building products, and manufacturing. Prior to joining H.I.G., Mr. Schwartz was a Business Manager in PepsiCo, Inc.’s strategic planning group. Mr. Schwartz began his career with the investment banking firm of Dillon, Read and Co. where he advised clients on transactions encompassing initial public offerings, debt offerings and mergers and acquisitions. Mr.

Schwartz earned his M.B.A. from Harvard Business School and his B.S. with honors from the University of Pennsylvania. He currently serves on the board of directors of several H.I.G. companies.

Douglas Berman has served as a member of the Company’s board of directors since February 2004. Mr. Berman is a Managing Director at H.I.G. Capital. He has made investments in the manufacturing, telecommunications, and business services industries. Since joining H.I.G. in 1996, Mr. Berman has led a number of industry consolidations, purchasing more than 30 businesses creating several industry-leading companies. Prior to joining H.I.G., Mr. Berman was with Bain & Company, where he managed a variety of projects for Fortune 100 clients, developing expertise in telecommunications, financial services, and manufacturing. Mr. Berman earned his undergraduate degree from the University of Virginia and his M.B.A. from the Wharton School, and a Bachelor of Arts degree with Honors in Economics from University of Virginia.

Lewis Schoenwetter has served as a member of the board of directors since February 2004 and served as Vice President, until January 1, 2005. Mr. Schoenwetter is a Managing Director at H.I.G. Capital. With more than 10 years of experience in private equity investing, Mr. Schoenwetter has played a significant role in more than 30 acquisitions with an aggregate value in excess of $2 billion. Prior to joining H.I.G. in April 2003, Mr. Schoenwetter was a director with Levine Leichtman Capital Partners. He currently serves on the board of directors of several H.I.G. companies.

Sami Mnaymneh previously served as a member of the Company’s board of directors from February 2004 to August 2007 and was re-appointed to the board of directors in July 2008. Mr. Mnaymneh is a co-founding partner and serves as a Managing Partner of H.I.G. Mr. Mnaymneh has been an active investor in a number of industries throughout H.I.G.’s life. Prior to founding H.I.G. in 1993, Mr. Mnaymneh was a Managing Director at The Blackstone Group, where he specialized in providing financial advisory services to Fortune 100 companies. Mr. Mnaymneh has led over 75 transactions with an aggregate value in excess of $10 billion. Mr. Mnaymneh earned a B.A. degree from Columbia University and subsequently received a J.D. degree and an MBA degree, with honors, from Harvard Law School and Harvard Business School, respectively. He currently serves on the board of directors of several H.I.G. companies.

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

James Neal Thomas has served as a member of the board of directors since May 9, 2005. Mr. Thomas served on the board of directors of Haggar Corp. and chaired its audit committee until November 2005. Until 2000, Mr. Thomas was a senior audit partner of Ernst & Young, LLP, where he began his career in 1968. While at Ernst & Young, Mr. Thomas served mostly Fortune 500 companies including Wal-Mart Stores, Inc., The Williams Companies, Inc. and Tyson Foods, Inc. Mr. Thomas is a retired certified public accountant and holds a degree in accounting from the University of Arkansas.

Carlyn Taylor has served as a member of the board of directors since April 2008. Ms. Taylor is a Senior Managing Director at FTI Consulting (“FTI”), an international financial consulting firm. Ms. Taylor is the national leader of the Communications & Media practice of FTI and is the Chief Executive Officer of FTI Capital Advisors, an investment banking subsidiary of FTI. Ms. Taylor has led more than 300 engagements in the industry involving transaction advisory and due diligence, turnaround and performance improvement, bankruptcy and restructuring advisory, mergers and acquisitions, and strategy/business consulting. Ms. Taylor joined FTI with FTI’s acquisition of PricewaterhouseCoopers’s financial restructuring practice in September 2002. During her 12 years at PricewaterhouseCoopers, Carlyn founded and led the Telecommunication Industry Practice within the Financial Advisory Services group. She also spent three years as a part-time professor of accounting at the University of Southern California during her time at PricewaterhouseCoopers. Ms. Taylor holds an M.A. and a B.S. in economics from the University of Southern California, where she graduated as the university’s valedictorian.

Rob Wolfson has served as a member of the board of directors since April 2008. Mr. Wolfson has served as Managing Director at H.I.G. Capital, a private equity investment firm that is an affiliate of the Company's majority stockholder, H.I.G. T-Netix, Inc., since October 2008.  Mr. Wolfson has more than 10 years of investment, financial services, and senior deal leadership experience across many industries, most notably telecommunications, healthcare and business services. Prior to joining H.I.G. Capital, he was Vice President of Business Development for IPWireless, a wireless infrastructure start-up purchased by Nextwave Wireless. Mr. Wolfson began his career in mergers and acquisitions as a consultant with LEK Consulting, a leading worldwide strategy consulting firm where he worked with Fortune 500 companies, private equity firms and private equity portfolio companies. Mr. Wolfson earned his M.B.A. from Harvard Business School and his B.S. Cum Laude with honors from Northwestern University.

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

Compensation Committee Interlocks and Insider Participation

Our board of directors has not established a compensation committee. Consequently, during 2008 our entire board of directors participated in the determination of our executive officers’ compensation. Included in the 2008 compensation meetings were Richard Smith, current Chairman, President, and Chief

Executive Officer, Tony Tamer, Director, Brian Schwartz, Director, Douglas Berman, Director and Lewis Schoenwetter, Director.

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

BOARD OF DIRECTORS
Richard Smith
Tony Tamer
Brian Schwartz
Douglas Berman
Lewis Schoenwetter
Sami Mnaymneh
Jack McCarthy
James Neal Thomas Carlyn Taylor Rob Wolfson

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

The compensation program reflects that we operate with a small team of executives. The executives are each given significant and extensive responsibilities that encompass both our strategic policy and direct day-to-day activities in sales and marketing, finance, legal and regulatory, customer service, product development, and other similar activities. The compensation program conditions significant portions of management pay on the achievement of annual (for bonuses) and long term (for restricted stock) financial performance goals.

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

Salary. We recognize that paying a reasonable cash salary is necessary to enable us to obtain and retain the services of highly-skilled executives. We believe that a reasonable salary is a component of a well-rounded compensation program.

Annual Bonus. We believe that an annual cash bonus provides a means to measure and, if appropriate, reward elements of corporate performance that are closely related to the efforts of executives. Under the Summary Compensation Table following this section, the annual bonus is reported in the column labeled “Non-Equity Incentive Plan Compensation” rather than in the “Bonus” column. This reporting reflects that the annual cash bonus has pre-established and generally non-discretionary goals that determine whether any amount will be paid. Under the Summary Compensation Table, the “Bonus” column is used for discretionary payments without pre-established goals. We refer to our annual cash incentive program as a bonus program.

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

Employee Benefits. Our executives participate in all of the same employee benefit programs as other employees and on the same basis. These programs are a tax-qualified retirement plan, health and dental insurance, life insurance, and disability insurance. Our only active retirement plan is a 401(k) plan in which executives participate on the same basis as other employees. We make a matching contribution to the 401(k) plan. The amount of the matching contribution depends on the percentage of their own compensation, up to IRS limits, that each executive chooses to defer in the 401(k) plan. In 2008, the amount of our matching contributions for the named executive officers ranged from $2,977 to $10,250 as shown in the “All Other Compensation” column on the Summary Compensation Table following this section.

Perquisites. We provide perquisites only for our chief executive officer, Mr. Smith, which consists of a bi-annual reimburse of up to $10,000 related to direct medical costs.

Key Factors in Determining Compensation

Performance Measures. The annual bonus has been measured principally on our earnings before interest, income taxes, depreciation and amortization (“EBITDA”). All of our executives have the same EBITDA target for their annual bonus. EBITDA is used because we believe that it represents the best measurement of our operating earnings. The annual bonus is intended to be paid primarily based on actions taken and decisions made during that fiscal year. Interest, income taxes, depreciation and amortization are excluded because those items can significantly reflect our long-term decisions on capital structure and investments rather than annual decisions. We believe it is appropriate to determine bonuses based on our EBITDA, which measures our performance as an entity, particularly considering there is no public market for our stock. Because EBITDA for performance purposes is intended to reflect operating earnings, our Board of Directors may make adjustments in the calculation of EBITDA to reflect extraordinary events.

The bonus based on EBITDA is measured on an annual basis. The use of annual targets fits with our annual business plan and allows us to measure the executive group’s performance against targets which we believe can be set in a reasonable manner.

The estimated fair value of our stock is used for all long-term incentive purposes through the restricted stock purchase plan. We often estimate the value of our restricted stock by obtaining a valuation by an accredited firm.

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

Determining the Amount of Each Type of Compensation

Roles in Setting Compensation. Mr. Smith, as Chairman, President and Chief Executive Officer, makes recommendations to the Board of Directors with respect to compensation of executives (including the named executive officers) other than himself for each of the Company’s compensation elements. The Board of Directors reviews, and in some cases revises, the salary and bonus potential recommendations for these executives. The Board of Directors makes the determination about all restricted stock issuances.

The Board of Directors makes an independent determination with respect to the compensation for Mr. Smith as chairman, president and chief executive officer. This determination involves all elements of his compensation. Mr. Smith’s employment agreement establishes the minimum salary and bonus potential.

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

Statement of Financial Accounting Standards No. 123(Revised 2004), “Share Based Payment” is an accounting standard that requires the fair value of all stock issued to employees to be recorded as an expense over the related vesting period. We apply the standards required under Statement No. 123(R) in the issuance of stock under our 2004 Restricted Stock Purchase Plan.

Change of Control Triggers. We provide a change in control benefit under the 2004 Restricted Stock Purchase Plan, which provides for immediate vesting upon a change in control. Additionally, our employment agreements with Mr. Smith and Mr. Markert provide that they will receive certain compensation if they are terminated without cause. We believe this benefit will help protect stockholders’ interests during any negotiations relating to a possible business combination transaction by encouraging our top executives to remain with us through a business combination transaction.

No Stock Ownership Guidelines. We have not adopted any stock ownership requirements or guidelines, but each holder of our restricted stock is subject to the terms of his or her respective stock purchase agreements, the 2004 Restricted Stock Purchase Plan and a stockholders’ agreement. We have not adopted any policies about hedging the economic risk of our stock. We believe that no executives have engaged in hedging or similar activities with our stock.

Compensation Information. We have engaged a consultant to conduct a benchmarking study of compensation pricing for all employees, including the named executives. Salary market data is being assimilated from various sources for the telecommunication and software industries to ensure compensation ranges are in line with external market pricing. The study is expected to conclude by the end of the second quarter of 2009.

Fiscal 2008 Compensation

For the 2008 fiscal year, the compensation of executives was set and administered consistent with the philosophy and polices described above. Because we met our performance objectives for 2008, we awarded annual bonuses to our named executive officers. The salaries and bonuses for the named executive officers are shown on the Summary Compensation Table following this section.

For the named executive officers during the 2008 fiscal year, the potential bonus as a percentage of base salary ranged from 50% to 111%.

Information about the restricted stock issued in fiscal 2008 is reflected in the Summary Compensation Table. The 2008 annual expense for restricted stock as determined under Statement No. 123(R) is shown in the “Stock Awards” column on the Summary Compensation Table following this section. The table is also reflective of the 1 for 1000 reverse stock approved in December of 2007 (See Note 9). The number of shares of stock, grant date, and grant date fair value of the stock issued in 2008 are shown on the Grants of Plan-Based Awards table. The restricted stock issued to the named executive officers was 66.9% of the total restricted shares issued in fiscal 2008.

The following table sets forth the summary compensation for each of our named executive officers for the years ended December 31, 2006, 2007 and 2008:

Summary Compensation Table

Name and								Non-Equity
Principal						Stock		Incentive Plan	All Other
Position	Year	Salary		Bonus		Awards		Compensation	Compensation	Total
								(3)	(1)
Richard Falcone - Former	2008	$400,000		$-		$17,072		$-	$20,450	$437,522
Principal Executive	2007	$400,000		$100,000	(2)	$10,434		$-	$19,219	$529,653
Officer, President and	2006	$355,679		$485,500		$79,938		$420,000	$19,160	$1,360,277
Chief Executive Officer, Chairman

Richard Smith – Principal	2008	$216,346		$-		$54	(4)	$204,948	$134,858	$556,206
Executive Officer, President and Chief Executive Officer

William Markert – Principal	2008	$99,231		$-		$10	(4)	$44,064	$43,164	$186,469
Financial Officer, Chief Financial Officer

Keith Kelson - Former	2008	$146,106		$-		$2,667		$-	$219,383	$368,156
Principal Financial Officer,	2007	$209,558		$100,000	(2)	$5,486		$-	$6,687	$321,731
Chief Financial	2006	$198,375	$			$5,486		$110,468	$6,641	$320,970
Officer, Assistant Secretary

Robert Rae - Executive	2008	$215,000		$-		$4,448	(4)	$88,128	$7,750	$315,326
Vice President,	2007	$201,539		$100,000	(2)	$5,320		$50,000	$6,785	$363,644
Operations	2006	$162,191		$20,000		$5,320		$99,000	$5,034	$291,545

Dennis Reinhold - Vice President,	2008	$215,000		$1,000		$4,082	(4)	$88,128	$6,480	$314,690
President, General	2007	$203,616		$100,000	(2)	$5,569		$-	$7,750	$316,935
Counsel and Secretary	2006	$183,115		$-		$4,073		$92,700	$7,500	$287,388

Daniel Crawford -	2008	$224,923		$-		$12	(4)	$96,940	$6,748	$328,623
President, Syscon Justice	2007	$108,327		-		$3		$-	$3,388	$111,718
Systems

(1)

Includes the discretionary matching contributions by the Company for 401 (k) savings plan, automobile allowance for Mr. Falcone of $9,400, moving expense for Mr. Smith and Mr. Markert of $21,763 and $36,460, respectively, and a relocation bonus of $100,000 to Mr. Smith and $3,726 to Mr. Markert.

(2)	Includes bonus paid in July 2007 related to the consummation of the Syscon acquisition in June 2007.
(3)	Includes bonuses paid in 2009 for attainment of EBITDA objectives in 2008. Additionally, annual bonuses of $50,000 were awarded to Mr. Rae in 2008 for the attainment of EBITDA objectives in 2007.
(4)	In 2008, Mr. Smith, Mr. Markert, Mr. Rae, Mr. Reinhold and Mr. Crawford were awarded 57,073 shares, 11,415 shares, 22,829 shares, 10,273 and 5,707 shares, respectively.

The following table represents the grant date fair value of stock awards during the year ended December 31, 2008:

		Grants of Plan-Based Awards Table
		Estimated Future Payouts Under			Grant Date
		Equity Incentive Plan Awards(1)			Fair Value
Name	Grant Date	Threshold	Target	Maximum	of Stock(2)
Richard Smith	6/23/2008	28,536	42,804	57,073	$.01
William Markert	6/30/2008	3,806	7,610	11,415	$.01
Robert Rae	8/31/2008	7,611	15,220	22,829	$.01
Daniel Crawford	8/31/2008	1,903	3,805	5,707	$.01
Dennis Reinhold	8/31/2008	3,425	6,849	10,273	$.01

(1)

2008 restricted stock grants of 107,297 shares vests over three separate periods. 33.34% of the award vests over a period of 4 years and will be fully vested by June 30, 2012. An additional 33.33% of the award vests in increments based upon achievement of specific performance criteria; the remaining 33.33% vest upon a change in control of the Company. With the exception of Mr. Smith, whose shares vests over three separate periods of (a) 50% over a period of 4 years, (b) 25% in increments based upon achievement of specific performance criteria, and (c) the remaining 25% vest upon a change in control of the Company.

(2)

The grant date fair value of the stock was calculated in accordance with SFAS No. 123R. See Footnote 9, Stockholders' Equity, to our Consolidated Financial Statements for a description of the method used to calculate fair value.

The following table represents outstanding equity awards, or restricted stock grants that were unvested as of December 31, 2008:

	Outstanding Equity Awards at December 31, 2008
			Equity Incentive Plan	Market or Payout
	Number of	Market Value	Awards: Number of	Value of
	Shares That	Of Shares That	Unearned Shares	Unearned
	Have Not	Have Not	That Have Not	Shares That Have
	Vested (1)(a)	Vested(2)	Vested(1)(b)	Not Vested(2)
Richard Falcone	-	$-	10	$0
Richard Smith	24,969	250	26,753	268
William Markert	3,330	33	7,133	71
Daniel Crawford	1,714	17	3,617	36
Robert Rae	6,850	69	14,459	145
Dennis Reinhold	3,083	31	6,508	65
Totals	39,946	$400	58,480	$585

(1)

All shares were purchased by the executives for $.01 per share. Restricted stock vests (a) ratably over a period or periods, or (b) based upon either a change in control of the Company or performance criteria as provided in the related restricted stock purchase agreement.

(2)	Assumes a market value of $.01 per share, which we estimated to be the fair value of the stock as of the last grant date.

The following table details the Class B restricted stock shares awarded and the fair value of stock-based compensation to our directors and named executive officers for the year ended December 31, 2008:

	Number of	Value Realized
Name	Shares Vested	On Vesting(1)
Richard Falcone	3	$-
Richard Smith	5,351	54
William Markert	951	10
Daniel Crawford	381	4
Robert Rae	1,523	15
Dennis Reinhold	686	7
Neal Thomas	3,425	34
Jack McCarthy	3,425	34
Totals	15,745	$158

(1)

The fair value is representative of the most recent fair value of $.01 per share times the number of shares vested during 2008. None of the directors or named executive officers received cash or other property as their restricted shares vested. Because of the transfer restrictions on our Class B Common Stock, the holders of such shares cannot freely transfer them.

Employment Agreements

On June 11, 2008, we entered into an employment agreement with Richard A. Smith to appoint him as our President and Chief Executive Officer, and Chairman upon the resignation of Mr. Falcone. The employment contract extends through July 1, 2012 and provides that Mr. Smith will receive (i) a minimum base salary of $450,000 per year; (ii) the potential to earn an annual bonus of $500,000, which is earned upon achievement of objectives mutually agreed upon by Mr. Smith and our Board of Directors each year; (iii) eligibility to receive restricted stock shares of the Company’s Class B common stock; and (iv) other benefits, such as life and health insurance, paid vacation, and reimbursement of business expenses. Additionally, Mr. Smith received a one-time bonus of $100,000 in conjunction with the sale of his primary residence and reimbursement of his moving expenses. Mr. Smith will also receive a $200,000 bonus payable at the end of the contract term.

Mr. Smith reports directly to the board of directors and must secure the board’s written consent before consulting with any other entity or gaining more than a 5% ownership interest in any enterprise other than ours, unless such ownership interest will not have a material adverse effect upon his ability to perform his duties under this agreement. We may terminate Mr. Smith’s employment for cause, in which case we will pay him any base salary accrued or owing to him through the date of termination, less any amounts he owes to us. We may also terminate Mr. Smith’s employment without cause or Mr. Smith may terminate his own employment due to the occurrence of events constituting constructive discharge. If Mr. Smith is terminated without cause or is constructively discharged, including a change of control, we will pay Mr. Smith an amount equal to (i) the lesser of (1) two times his annual base salary or (2) the amount of remaining base salary that would have been payable to him from the date of such termination of employment through the agreement expiry date provided that amount is not less than Mr. Smith’s base annual salary, plus (ii) the benefits which were paid to him in the year prior to the year in which his employment was terminated, plus (iii) a pro-rated bonus for the year in which Mr. Smith’s employment was terminated.

During Mr. Smith’s employment and for the three-year period immediately following the expiration or earlier termination of the employment period, Mr. Smith is prohibited from competing with us anywhere in the United States, including locations in which we currently operate and plan to expand, and must abide by customary covenants to safeguard our confidential information.

On June 20, 2008, we entered into an employment agreement with William D. Markert to appoint him as our Chief Financial Officer. The employment contract extends through July 1, 2012 and provides that Mr. Markert will receive (i) a minimum base salary of $215,000 per year; (ii) the potential to earn an incentive bonus of $107,000, which is earned upon achievement of objectives determined by our Board of

Directors each year; (iii) eligibility to receive restricted stock shares of the Company’s Class B common stock; and (iv) other benefits, such as life and health insurance, paid vacation, and reimbursement of business expenses. Additionally, Mr. Markert is eligible to receive a one-time bonus of $75,000 in conjunction with the sale of his primary residence and reimbursement of his moving expenses. If Mr. Markert is terminated without cause, including a change in control, he will be entitled to receive up to twelve months of compensation and benefits from the effective date of his termination.

We have employment letter agreements with Mr. Robert Rae and Mr. John Viola, our Executive Vice President of Operations and Executive Vice President of Global Sales. The agreements are effective until terminated by either party. If either Mr. Rae or Mr. Viola is terminated without cause, including a change in control, they will be entitled to receive their current compensation for up to twelve months following the date of termination. If termination is with cause, they will be entitled to their current compensation through the date of their termination. During 2008, Mr. Rae and Mr. Viola each earned a base salary of $215,000 and a bonus of $88,128 for the attainment of EBITDA objectives in 2008.

2004 Restricted Stock Purchase Plan

We have a 2004 Restricted Stock Purchase Plan under which our employees may purchase shares of our Class B common stock. In August 2008, we authorized an additional 65,000 shares of Class B Common Stock. In September, 2008, we filed a Third Amended and Restated Certificate of Incorporation which authorized 165,000 shares of Class B common stock for issuance. Our board of directors administers the restricted stock purchase plan. The plan is designed to serve as an incentive to attract and retain qualified and competent employees. The per share purchase price for each share of restricted stock is determined by our board of directors. Generally, restricted stock will vest based on performance criteria, ratably over a period or periods, or upon a change of control of the Company, as provided in the related restricted stock purchase agreements and the plan.

Director Compensation

Except for Messrs. McCarthy and Thomas, our directors receive no compensation for serving on the board. The board members do, however, receive reimbursement of reasonable expenses incurred in attending meetings. Each of Messrs. McCarthy and Thomas receives $65,000 annually for serving on the board and audit committee and Mr. Thomas receives $9,000 annually for serving as Chairman of the Audit Committee. Additionally, Mr. Thomas and Mr. McCarthy each purchased 1.335 shares of restricted stock for $10.00 per share and 4,561 shares of restricted stock for $.01 per share in 2006 and 2008, respectively. No shares were purchased during 2007. Our outside director compensation for the year ended December 31, 2008 is as follows:

Director Compensation Table(1)
	Fees Earned
	or Paid	Stock	Total
Name	In Cash	Awards	Compensation
James Neal Thomas	$74,000	$34	$74,034
Jack McCarthy	$65,000	$34	$65,034

(1)	Our only equity compensation plan is our 2004 restricted stock plan which has been approved by shareholders. As of December 31, 2008, there were 165,000 shares authorized under the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth certain information, as of March 1, 2009, with respect to the beneficial ownership of shares of our common stock by:

•	each person who is known to us to beneficially own more than 5% of the outstanding shares of common stock;

•	each of our directors;

•	each of the principal executive officer, principal financial officer and the three other most highly compensated executive officers who were serving as executive officers on December 31, 2008; and

•	all current directors and executive officers as a group.

There is no established public trading market for our common stock. The number of shares of common stock beneficially owned by each person is determined under rules promulgated by the SEC. Under these rules, a person is deemed to have “beneficial ownership” of any shares over which that person has voting or investment power, or shares such power, plus any shares that the person may acquire within 60 days, including through the exercise of stock options. Unless otherwise indicated, each person in the table has sole voting and investment power over the shares listed. The inclusion in the table of any shares does not constitute an admission of beneficial ownership of those shares by the named stockholder. For each person, the “Number of Shares Beneficially Owned” column may include shares of common stock attributable to the person due to that person’s voting or investment power or other relationship.

On December 15, 2007, we effected a 1 for 1,000 reverse stock split for our Common stock and Class B Common stock in connection with the issuance of 5,100 shares of Series A Redeemable Convertible Preferred Stock. All per share disclosures retroactively reflect shares outstanding or issuable as though the split had occurred as of December 31, 2006.

	Number of Shares
	Beneficially Owned (1)
			Class B	Percentage
	Preferred	Common	Common	of Common
Name and Address of Beneficial Owner (1)	stock (2)	stock	stock	stock (3)
5% Stockholders
H.I.G.-TNetix, Inc.(4)	5,081	495		84.64%
1001 Brickell Bay Drive, 27th Floor Miami, Florida 33131
AIF Investment Company(4)	1,558	152		25.96%
1001 Brickell Bay Drive, 27th Floor Miami, Florida 33131
Directors
Richard Smith(5)			57,073	4.75%
Richard Falcone	19	13,576	17	1.45%
Tony Tamer(6)	5,081	495		84.64%
Brian Schwartz(6)	5,081	495		84.64%
Douglas Berman(6)	5,081	495		84.64%
Lewis Schoenwetter(6)	5,081	495		84.64%
Sami Mnaymneh(6)	5,081	495		84.64%
Jack McCarthy(5)			4,563	*
James Neal Thomas(5)			4,563	*
Rob Wolfson (6)	5,081	495		84.64%
Other Named Executive Officers
William Markert(5)			11,415	*
Robert Rae(5)			22,835	1.9%
Daniel Crawford(5)			5,712	*
Dennis Reinhold(5)			10,279	*
Directors and executive officers as a group –(15 persons) (7)	5,081	495	166,962	98.54%

*	Denotes less than 1%
(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Securus Technologies, Inc., 14651 Dallas Parkway, Suite 600, Dallas, Texas 75254-8815
(2)	The Series A Redeemable Convertible Preferred Stock converts into 200 shares of Common Stock , as adjusted for certain events.
(3)

Represents the aggregate ownership of our Common stock and Class B Common stock on a fully diluted basis. Calculated based on 181,123 shares of Common stock and Class B Common stock outstanding as of March 1, 2009, giving effect to immediately exercisable options and warrants to purchase an aggregate of 51.011 shares of Common stock granted in connection with our senior subordinated debt financing and conversion of preferred stock.

(4)

Includes an aggregate of 152 shares of Common Stock and 1,558 shares of preferred stock beneficially owned by AIF Investment Company. AIF Investment Company is wholly-owned by H.I.G.-TNetix. Mr. Tamer currently serves as a director and officer of H.I.G.-TNetix, Inc.

(5)	Represents shares of Class B common stock issued in connection with our 2004 Restricted Stock Purchase Plan.
(6)

Represents shares beneficially owned by H.I.G.-TNetix, Inc. and AIF Investment Company. H.I.G. Capital Partners III, L.P. is the controlling stockholder of H.I.G.-TNetix, Inc. and H.I.G. — TNetix is the controlling stockholder of AIF Investment Company. Mr. Tamer is a member of H.I.G. Advisors III, L.L.C., the general partner of H.I.G. Capital Partners III, L.P., the ultimate parent entity of H.I.G.-TNetix, Inc. and AIF Investment Company. Messrs.  Tamer, Schwartz, Wolfson, Mnaymneh, Berman and Schoenwetter may, by virtue of their respective relationships with either H.I.G.- TNetix, Inc., AIF Investment Company or H.I.G. Capital, L.L.C., be deemed to beneficially own the securities held by H.I.G.-TNetix, Inc. and AIF Investment Company, and to share voting and investment power with respect to such securities. Each of Messrs.  Tamer, Schwartz, Wolfson, Mnaymneh, Berman and Schoenwetter disclaim beneficial ownership of the securities beneficially owned by H.I.G.-TNetix and AIF Investment Co. The address of each of Messrs. Tamer, Schwartz, Wolfson,Mnaymneh, Berman and Schoenwetter is c/o H.I.G. Capital, LLC, 1001 Brickell Bay Drive, 27th Floor, Miami, Florida 33131.

(7)

Represents (a) 166,962 shares beneficially owned by Richard Smith, William Markert, Robert Rae, John Viola, Dan Crawford, Steve Viefaus, Dennis Reinhold, Jack McCarthy, Neil Thomas, Kate Lengyel, Danny de Hoyos, Arlin Goldberg, Robert Pickens, Larry Ehlers and Pat Brolsma and (b) 495 common shares and 5,081 preferred shares beneficially owned by H.I.G.-TNetix, Inc. and AIF Investment Company and attributable to each of the Messrs. Tamer, Schwartz, Wolfson, Mnaymneh, Berman and Schoenwetter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Restricted Stock Purchase Agreements

We have a restricted stock purchase agreement with Mr. Smith and other members of our management pursuant to our 2004 Restricted Stock Plan. The maximum number of Class B shares of common stock subject to grants under the 2004 Restricted Stock Purchase Plan was 165,000 as of December 31, 2008, subject to adjustment. During 2008, an aggregate of 160,364.38 shares were issued under the plan to executives, employees and members of our Board of Directors. Pursuant to the terms of the plan and the applicable restricted stock purchase agreements, shares of stock are subject to time and performance vesting based upon the length of service such executive has with us and other vesting criteria including obtaining a specified sales price in connection with our sale to an independent third party. Shares of common stock issuable pursuant to restricted stock purchase agreements are subject to certain rights of repurchase and certain restrictions on transfer. Generally, if an executive’s employment is terminated, shares of restricted stock that have not vested prior to or in connection with a sale of us to an independent third party are forfeited to us without consideration.

Equity Investment by Richard Smith

In June of 2008 Mr. Richard A. Smith , President and Chief Executive Officer, was issued 57,072.61 shares of the Company’s Class B restricted common stock pursuant to a restricted stock purchase agreement as of December 31, 2008. These restricted shares are subject to forfeiture pursuant to the terms of our 2004 Restricted Stock Purchase Plan and the restrictions described hereafter. With respect to 25.0% of the restricted stock, the restriction period ends upon the sale of our stock by certain of our other stockholders. The restriction period for 50.0% of the restricted stock ends upon the lapse of time each December 31 and June 30. With respect to the remaining shares, the restriction period ends upon our attainment of certain performance measures determined by our board of directors and Mr. Smith. Further, upon a change of control, the restriction period will end for all of Mr. Smith’s restricted shares that have not previously vested. The restricted shares are entitled to dividends, if declared, which will be distributed upon termination of the restriction period with respect to any such restricted shares.

Equity Investment by Richard Falcone

During 2007, Mr. Falcone purchased 19.38 shares of Series A Redeemable Convertible Preferred Stock. Each share of the Series A Redeemable Convertible Preferred Stock has an initial stated value of $2,000 and accrues dividends at 12.5% annually. During 2008, we purchased the 2.49 shares of common stock previously owned by Mr. Falcone and all of Mr. Falcone’s restricted shares were fully vested as of December 31, 2008.

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

Professional Services Agreement

We also have a professional services agreement with H.I.G., pursuant to which H.I.G. is paid investment banking fees equal to 2% of the value of any transaction in which we (i) sell all or substantially all of our assets or a majority of our stock, (ii) acquire any other companies or (iii) secure any debt or equity financing. In connection with the refinancing of our revolving credit facility (See Note 5), H.I.G. received a professional service fee equal to 2% of the transaction value, or $0.8 million, as of December 31, 2008.

Management

Certain of our directors are affiliated with H.I.G. Mr. Tamer and Mr. Mnaymneh are managing partners of H.I.G. and Mr. Berman, Mr. Schwartz, Mr. Wolfson and Mr. Schoenwetter are managing directors of H.I.G.

Syscon Consulting Agreement

On April 11, 2007 we purchased Syscon from a Canadian company of which Mr. Floyd Sully was sole stockholder. Under the purchase agreement, the initial purchase price for Syscon’s capital stock was approximately $41 million and 45.6 shares of our common stock, subject to a working capital adjustment.

In November of 2008, the Company entered into a new agreement with Mr. Sully which amended certain provisions of the Purchase Agreement. The amendment deletes and terminates the earn-out consideration payable under the Syscon Purchase Agreement and shortens by six months Mr. Sully’s period of non-competition. Pursuant to the new agreement, Mr. Sully’s employment agreement with Syscon was terminated and Syscon entered into a consulting agreement with a company controlled by Mr. Sully. The consulting agreement covers certain management and advisory and other services to be provided over a period of three years, for which Syscon will pay a total of approximately $1,090,000 in fees. Additionally, the remaining balance of $994,212 owed to Mr. Sully related to the Net Cash Flow arrangement entered into in connection with the Syscon Purchase Agreement was paid as of December 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees paid or accrued for services rendered by KPMG LLP, our independent registered public accounting firm, for the years ended December 31, 2007 and December 31, 2008 (in thousands).

	2007	2008
Audit fees	$835	$725
Audit-related fees	-	-
Tax fees	-	29
Total fees	$835	$754

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

Tax Fees

Tax fees consist of fees for tax compliance and tax advice services associated with the preparation of original tax returns and requests for technical advice from taxing authorities. Tax services are provided by an outside firm for our tax related to matters within the United States and by KPMG LLP Canada for Canadian tax services.

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

During fiscal year 2008, no services were provided to us by KPMG LLP or any other accounting firm other than in accordance with the pre-approval policies and procedures described above.

 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to Consolidated Financial Statements

1.	Financial Statements: The following financial statements and schedules of Securus Technologies, Inc. are included in this report:
	•	Consolidated Balance Sheets — As of December 31, 2007 and December 31, 2008.

	•	Consolidated Statements of Operations —For the Years Ended December 31, 2006, 2007 and 2008.

	•	Consolidated Statements of Stockholders’ Deficit —For the Years Ended December 31, 2006, 2007 and 2008.

	•	Consolidated Statements of Cash Flows — For the Years Ended December 31, 2006, 2007 and 2008.

	•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules: None.

3.	Exhibits: The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index on page 100 which is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2009.

SECURUS TECHNOLOGIES, INC.

By:	/s/ RICHARD A. SMITH
Richard A. Smith,
Chairman of the Board, President, and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities below on the dates indicated.

Signature	Capacity	Date

/s/ RICHARD A. SMITH	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2009
Richard A. Smith

/s/ TONY TAMER	Director	March 30, 2009
Tony Tamer

/s/ BRIAN SCHWARTZ	Director	March 30, 2009
Brian Schwartz

/s/ DOUGLAS BERMAN	Director	March 30, 2009
Douglas Berman

/s/ LEWIS SCHOENWETTER	Director	March 30, 2009
Lewis Schoenwetter

/s/ SAMI MANYMNEH	Director	March 30, 2009
Sami Mnaymneh

/s/ CARLYN TAYLOR	Director	March 30, 2009
Carlyn Taylor

/s/ ROB WOLFSON	Director	March 30, 2009
Rob Wolfson

/s/ JAMES NEAL THOMAS	Director	March 30, 2009
James Neal Thomas

/s/ JACK MCCARTHY	Director	March 30, 2009
Jack McCarthy

/s/ WILLIAM D. MARKERT	Chief Financial Officer	March 30, 2009
William D. Markert	(Principal Financial Officer)

 Exhibit Index

2.1

Stock Purchase Agreement, dated April 11, 2007, by and among Securus Technologies, Inc., Appaloosa Acquisition Company, 0787223 B.C. Ltd, and 0787223 B.C. Ltd’s sole stockholder, incorporated by reference from Form 8-K filed April 16, 2007.

2.1.1

Settlement Agreement, dated November 12, 2008, by and among Securus Technologies, Inc., Syscon Justice Systems Canada, Ltd., 0787223 B.C. Ltd., and 0787223 B.C. Ltd’s sole stockholder incorporated by reference from Form 10-Q.

2.1.2

Consulting Agreement, dated November 12, 2008, by and among Securus Technologies, Inc., Syscon Justice Systems Canada, Ltd., 0787223 B.C. Ltd., and 0787223 B.C. Ltd’s sole stockholder incorporated by reference from Form 10-Q.

3.1	Third Amended and Restated Certificate of Incorporation of Securus Technologies, Inc filed September 8, 2008.

3.1.1	Certificate of Designation, Preferences, and Rights of Series A Preferred Stock of Securus Technologies, Inc., incorporated by reference from Form 8-K filed January 3, 2008.

3.1.2*	Fourth Amended and Restated Certificate of Incorporation of Securus Technologies, Inc.

3.2	Amended and Restated Bylaws of Securus Technologies, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.3	Certificate of Incorporation of T-Netix, Inc., filed on September 7, 2001, as amended, incorporated by reference from Form S-4 filed May 16, 2005.

3.4	Bylaws of T-Netix, Inc, incorporated by reference from Form S-4 filed May 16, 2005.

3.5	Articles of Incorporation of Telequip Labs, Inc., filed on November 9, 1987, as amended, incorporated by reference from Form S-4 filed May 16, 2005.

3.6	Amended and Restated Bylaws of Telequip Labs, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.7	Articles of Incorporation of T-NETIX Telecommunications Services, Inc., filed on February 11, 1988, as amended, incorporated by reference from Form S-4 filed May 16, 2005.

3.8	Bylaws of T-NETIX Telecommunications Services, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.9	Certificate of Incorporation of Evercom Holdings, Inc., filed on November 25, 2002, as amended, incorporated by reference from Form S-4 filed May 16, 2005.

3.10	Bylaws of Evercom Holdings, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.11	Amended and Restated Certificate of Incorporation of Evercom, Inc., filed on February 19, 2003, incorporated by reference from Form S-4 filed May 16, 2005.

3.12	Bylaws of Evercom, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.13	Certificate of Incorporation of Evercom Systems, Inc., filed on August 22, 1997, as amended, incorporated by reference from Form S-4 filed May 16, 2005.

3.14	Bylaws of Evercom Systems, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.15	Certificate of Incorporation of Syscon Justice Systems Canada Ltd., incorporated by reference from Form S-4 filed August 1, 2007.
3.16	Articles of Syscon Justice Systems Canada Ltd., incorporated by reference from Form S-4 filed August 1, 2007.

3.17	Articles of Incorporation of Syscon Justice Systems, Inc., incorporated by reference from Form S-4 filed August 1, 2007.

3.18	Bylaws of Syscon Justice Systems, Inc., incorporated by reference from Form S-4 filed August 1, 2007.

3.19	Articles of Organization of Modeling Solutions LLC incorporated by reference from Form S-4 filed August 1, 2007.

3.20	Operating Agreement of Modeling Solutions LLC incorporated by reference from Form S-4 filed August 1, 2007.

3.21	Articles of Organization of Modeling Solutions, LLC incorporated by reference from Form S-4 filed August 1, 2007

3.22	Operating Agreement of Modeling Solutions, LLC incorporated by reference from Form S-4 filed August 1, 2007.

4.1	Form of 11% Second-priority Senior Secured Notes due 2011, incorporated by reference from Form S-4 filed May 16, 2005.

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

4.19

Amended and Restated Intercreditor Agreement, dated as of September 30, 2008, by and among Wells Fargo Foothill, LLC, as Intercreditor Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee, Securus Technologies, Inc., and certain subsidiaries of Securus Technologies, Inc. incorporated by reference from Form 10-Q filed.

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

10.6	2004 Restricted Stock Purchase Plan, incorporated by reference from Form 10-Q filed November 14, 2006.

10.6.1	First Amendment to 2004 Restricted Stock Purchase Plan and Stockholder Consent, increasing authorized shares under the plan, incorporated by reference from Form 10-K filed March 30, 2007.

10.6.2*	Fourth Amendment to 2004 Restricted Stock Purchase Plan and Stockholder Consent, increasing authorized shares under the plan.

10.7	Employment Agreement, dated November 13, 2006, by and between Securus Technologies, Inc. and Richard Falcone, incorporated by reference from Form 8-K filed November 14, 2006.

10.8	Employment Agreement, dated June 11, 2008, by and between Securus Technologies, Inc. and Richard A. Smith, incorporated by reference from Form 8-K filed June 13, 2008.

10.9	Restricted Stock Purchase Agreement, dated June 23, 2008, by and between Securus Technologies, Inc and Richard A. Smith, incorporated by reference from Form 8-K filed June 13, 2008.

10.10	Employment Agreement, dated June 20, 2008, by and between Securus Technologies, Inc. and William D. Markert, incorporated by reference from Form 8-K filed June 24, 2008.

10.11	Restricted Stock Purchase Agreement, dated June 30, 2008, by and between Securus Technologies, Inc and William D. Markert, incorporated by reference from Form 8-K filed June 24, 2008.

14.1*	Securus Code of Ethics, incorporated by reference from Form 10-K filed March 30, 2008.

21.1*	Schedule of Subsidiaries of Securus Technologies, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

*	Filed herewith