Form 10-Q
period 2009-03-31
Securus Technologies, Inc.
filed 2009-05-14
CIK 1320051

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ] Quarterly report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]          No   [ ]

Indicate by check mark whether the registrant has submitted electronically and posed on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes [ ]    No   [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ X ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ X ]

No established published trading market exists for either the common stock, par value $0.001 per share, of Securus Technologies, Inc. or the Class B common stock, par value $0.001 per share, of Securus Technologies, Inc.

Shares outstanding of each of the registrant’s classes of common stock:

Class	Outstanding at March 31, 2009
Class A Common Stock	14,132 shares
Class B Common Stock	166,990 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4. CONTROLS AND PROCEDURES	29
PART II — OTHER INFORMATION	29
ITEM 1. LEGAL PROCEEDINGS	29
ITEM 1A. RISK FACTORS	31
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	31
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31
ITEM 5. OTHER INFORMATION	31
ITEM 6. EXHIBITS	31

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,	March 31,
	2008	2009
ASSETS		( Unaudited)
Cash and cash equivalents	$6,576	$8,023
Restricted cash	1,599	1,603
Accounts receivable, net	45,316	41,761
Prepaid expenses	6,116	5,049
Current deferred income taxes	1,973	1,957
Total current assets	61,580	58,393
Property and equipment, net	35,364	32,790
Intangibles and other assets, net	98,550	95,013
Goodwill	63,468	62,811
Total assets	$258,962	$249,007

LIABILITIES , REEDEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable	$14,743	$13,562
Accrued liabilities	44,371	34,355
Deferred revenue and customer advances	15,069	16,364
Current deferred income taxes	817	543
Total current liabilities	75,000	64,824
Deferred income taxes	10,893	10,932
Long-term debt	288,341	294,521
Other long-term liabilities	2,238	2,174
Total liabilities	376,472	372,451

Commitments and contingencies

Series A redeemable convertible preferred stock, $2,000 stated value, total redemption value $11,489 and $11,808 at December 31, 2008 and March 31, 2009; 5,100 shares authorized and outstanding at December 31, 2008 and March 31, 2009	11,321	11,656

Stockholders’ deficit:
Common stock, $0.001 par value; 1,355,000 and 1,500,000 shares authorized at December 31, 2008 and March 31, 2009; 161,037 and 181,122 shares issued and outstanding at December 31, 2008 and March 31, 2009	8	8
Additional paid-in capital	34,304	33,970
Accumulated other comprehensive loss	(2,701)	(3,190)
Accumulated deficit	(160,442)	(165,888)
Total stockholders’ deficit	(128,831)	(135,100)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$258,962	$249,007

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2008 and 2009

(Dollars in thousands)

	March 31,	March 31,
	2008	2009
Revenue:	(Unaudited)
Direct call provisioning	$84,898	$82,917
Offender management software	4,190	6,215
Wholesale services	8,585	7,088
Total revenue	97,673	96,220
Cost of service (exclusive of depreciation and amortization shown separately below):
Direct call provisioning, exclusive of bad debt expense	55,059	52,486
Direct call provisioning bad debt expense	7,363	7,183
Offender management software expense	2,665	2,906
Wholesale services expense	4,284	3,770
Total cost of service	69,371	66,345
Selling, general and administrative expenses	19,841	16,735
Restructuring costs	224	-
Depreciation and amortization	8,598	7,939
Total operating costs and expenses	98,034	91,019
Operating income (loss)	(361)	5,201
Interest and other expenses, net	10,185	10,611
Loss before income taxes	(10,546)	(5,410)
Income tax expense (benefit)	(599)	36
Net loss	(9,947)	(5,446)
Accrued dividends on redeemable convertible preferred stock	(348)	(334)
Net loss available to common stockholders	$(10,295)	$(5,780)

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2009

(Dollars in thousands)

	March 31,	March 31,
	2008	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,947)	$(5,446)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,598	7,939
Amortization of fair value of contracts acquired	796	(2)
Deferred income taxes	(708)	(99)
Conversion of interest paid “in kind” to senior subordinated notes	2,968	3,507
Amortization of deferred financing costs and debt discounts	830	999
Other operating activities, net	12	(8)
Changes in operating assets and liabilities:
Restricted cash	(10)	(4)
Accounts receivable	(3,751)	3,383
Prepaid expenses and other current assets	252	1,057
Other assets	(567)	(166)
Accounts payable	46	298
Accrued liabilities	(4,893)	(8,671)
Net cash provided by (used in) operating activities	$(6,374)	$2,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment and intangible assets	$(4,073)	$(2,722)
Proceeds from sale of asset	-	50
Net cash used in investing activities	$ (4,073)	$(2,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances on revolving credit facility	$5,278	$2,429
Change in cash overdraft	3,960	(1,474)
Debt issuance costs	-	(77)
Net cash provided by financing activities	$9,238	$878
Effect of exchange rates on cash and cash equivalents	711	454
Increase(decrease) in cash and cash equivalents	$(498)	$1,447
Cash and cash equivalents at the beginning of the period	2,072	6,576
Cash and cash equivalents at the end of the period	$1,574	$8,023

SUPPLEMENTAL DISCLOSURES:
Cash paid during period for:
Interest	$10,843	$11,090
Income taxes	$-	$375

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2008 and 2009 have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of Securus.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal and recurring nature.  Interim results are not necessarily indicative of the results that may be expected for the year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Securus’ December 31, 2008 Annual Report on Form 10-K.

Reclassification

Certain amounts in the March 31, 2008 condensed consolidated financial statements have been reclassified to conform to current period presentation. This reclassification had no impact on operating income (loss), net loss, cash flows or the financial position of the Company for the prior periods presented.

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

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company’s unrecognized tax benefits as of March 31, 2009, amounted to $0.6 million, including interest and penalties of $0.1 million. The amount of unrecognized tax benefits that would impact the effective rate, if recognized, would be $0.2 million. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

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

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the quarter ended March 31, 2009, the Company recognized $13,000 in potential interest with respect to unrecognized tax benefits.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. The Company adopted the provisions of SFAS No. 157 on January 1, 2008 for financial assets and liabilities. Effective January 1, 2009, the Company adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any noncontrolling interest as of the acquisition date, the immediate expense recognition of transaction costs, and accounting for restructuring plans separately from the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R as of January 1, 2009, has not impacted the Company’s financial statements; however, the financial statements may be impacted to the extent the Company acquires entities in a purchase combination in the future.

Comprehensive Loss

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that certain items such as foreign currency translation adjustments be presented as separate components of shareholders’ equity.  Total comprehensive loss for the three months ended March 31, 2008 and 2009 was $10.9 million and $5.9 million, respectively.

Note 2 – Balance Sheet Components

Accounts receivables, net consist of the following (in thousands):

	December 31,	March 31,
	2008	2009
		(Unaudited)
Accounts receivable, net:
Trade accounts receivable	$49,282	$46,408
Advance commissions receivable	847	538
Other receivables	367	459
	50,496	47,405
Less: Allowance for doubtful accounts	(5,180)	(5,644)
	$45,316	$41,761

At December 31, 2008 and March 31, 2009, the Company had advanced commissions to certain facilities totaling $0.8 million and $0.5 million, respectively, which are recoverable from such facilities as a reduction of earned commissions for specified monthly amounts. Amounts included in the accounts receivable represent the estimated recoverable amounts during the next fiscal year.

Direct call provisioning bad debt expense for the three months ended March 31, 2008 was $7.4 million, or 8.7%, of direct call provisioning revenue of $84.9 million. Direct call provisioning bad debt expense for the three months ended March 31, 2009 was $7.2 million, or 8.7%, of direct call provisioning revenue of $82.9 million.

Property and equipment, net consists of the following (in thousands):

	December 31,	March 31,
	2008	2009
		(Unaudited)
Property and equipment, net:
Telecommunications equipment	$60,291	$61,217
Leasehold improvements	3,860	3,870
Construction in progress	3,348	2,697
Office equipment	19,215	19,593
	86,714	87,377
Less: Accumulated depreciation and amortization	(51,350)	(54,587)
	$35,364	$32,790

Intangibles and other assets, net consist of the following (in thousands):

	December 31, 2008
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$24,129	$(8,351)	$15,778	9.8
Deferred financing costs	15,308	(5,499)	9,809	5.8
Capitalized software development costs	25,964	(13,495)	12,469	4.5
Custom software development costs	6,698	(1,060)	5,638	10.0
Acquired contract rights	96,714	(44,645)	52,069	9.9
Deposits and long-term prepayments	1,846	-	1,846	-
Non-compete and employee agreements	1,540	(599)	941	4.3
	$172,199	$(73,649)	$98,550

	March 31, 2009 (Unaudited)
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$23,958	$(8,704)	$15,254	9.8
Deferred financing costs	15,385	(6,254)	9,131	5.8
Capitalized software development costs	27,306	(14,450)	12,856	4.5
Custom software development costs	6,532	(1,203)	5,329	10.0
Acquired contract rights	96,562	(46,964)	49,598	9.9
Deposits and long-term prepayments	2,027	-	2,027	-
Non-compete and employee agreements	1,497	(679)	818	4.3
	$173,267	$(78,254)	$95,013

At December 31, 2008 and March 31, 2009, the carrying amount assigned to patents and trademarks that were not subject to amortization was $2.8 million.

Amortization expense for the three months ended March 31, 2008 and 2009 was $5.6 million (of which $0.6 million was included in interest expense and $0.8 million was amortized against revenue), and $5.3 million (of which $0.8 million was included in interest expense), respectively. Estimated amortization expense related to intangibles and other assets, excluding deferred financing costs and other assets, at March 31, 2009, and for each of the next five years through March 31, 2014, and thereafter, is summarized as follows (in thousands):

Period ending March 31	(unaudited)
2010	$16,771
2011	15,157
2012	12,789
2013	8,507
2014	7,560
Thereafter	20,168
$80,952

Accrued liabilities consist of the following (in thousands):

	December 31,	March 31,
	2008	2009
Accrued liabilities:		(Unaudited)
Accrued expenses	$26,433	$23,866
Accrued compensation	6,287	4,541
Accrued facility exit costs	207	160
Accrued taxes	4,187	3,888
Accrued interest and other	7,257	1,900
	$44,371	$34,355

Restructuring charges of $0.2 million were incurred and paid during the first quarter of 2008 related to the realignment of our field service organization because of efficiencies gained from our new packet-based architecture, which we began to install in 2006 and will continue to install as customer contracts are renewed.

Note 3 – Goodwill

Goodwill allocated to our reportable segments is summarized as follows (in thousands):

		Offender
	Direct Call	Management
	Provisioning	Software	Total
Balance at December 31, 2007	$37,936	$31,099	$69,035
Foreign currency translation	-	(5,567)	(5,567)
Balance at December 31, 2008	$37,936	$25,532	$63,468
Foreign currency translation	-	(657)	(657)
Balance at March 31, 2009	$37,936	$24,875	$62,811

Note 4 – Debt

Debt consists of the following (in thousands):

	December 31,	March 31,
	2008	2009
		(Unaudited)
Revolving credit facility	$16,511	$18,940
Second-priority senior secured notes	194,000	194,000
Senior subordinated notes	82,484	85,991
	292,995	298,931
Less unamortized discount on senior secured notes and senior subordinated notes	(4,654)	(4,410)
	$288,341	$294,521

Revolving Credit Facility — On September 30, 2008, the Company and certain of its subsidiaries entered into a senior credit agreement with a lending institution and the other lenders party thereto (the “Credit Agreement”) to refinance its existing revolving credit facility. The Credit Agreement provides the Company with a $10 million letter of credit facility and a revolving facility of up to the lesser of (i) $30 million and (ii) 125% of the Company’s consolidated EBITDA (as defined in the Credit Agreement) for the preceding 12 months less the face amount of outstanding letters of credit. The Credit Agreement expires on June 9, 2011. Advances bear interest at an annual rate of our option equal to one of the following: (a) LIBOR plus 4.0%, or (b) a rate equal to the Base Rate plus 3.0%. The Base Rate is the greater of (i) 5%, (ii) the Federal Funds rate plus 0.5%, or (iii) the prime rate (as defined in the Credit Agreement), which was 3.25% as of March 31, 2009. Interest is payable in arrears on the first day of each month. The unused availability under the Credit Agreement is subject to a fee based on a per annum rate of 0.375% due monthly. Borrowings under the Credit Agreement are secured by a first lien on substantially all of the Company’s and certain of the Company’s subsidiaries’ assets. The Company draws from the available credit under the Credit Agreement to cover normal business cash requirements. As of December 31, 2008 and March 31, 2009, the Company had $13.5 million and $11.1 million, respectively, of borrowing availability under the Credit Agreement.

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

All $194.0 million of principal is due September 9, 2011. To the extent the Company generates excess cash flow (as defined in the indenture) in any calendar year, the Company is required by the Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 102.75% of face value in 2009.  No excess cash flow payment was due for the year ended December 31, 2008 because an Excess Cash Flow Amount (as defined in the Indenture) greater than $5.0 million was not generated. In the event we determine that the Excess Cash Flow Amount is likely to exceed $5.0 million in 2009, we may purchase Senior Secured Notes in the open market, by negotiated private transactions or otherwise, to reduce the aggregate Excess Cash Flow Amount to less than $5.0 million.   Interest is payable semiannually on March 1 and September 1. The effective interest rate is 11.3% on the Second-priority Senior Secured Notes.

Senior Subordinated Notes —The Company has outstanding $86.0 million of Senior Subordinated Notes, unsecured and subordinate to the revolving credit facility, that bear interest at an annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by our revolving credit facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated Notes. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013. In connection with the issuance of the Senior Subordinated Notes, the Company issued warrants to acquire 51.01 shares of its common stock at an exercise price of $10 per share to the Senior Subordinated Noteholders. As a result, the Company discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance. For the three months ended March 31, 2009, $3.5 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. The effective interest rate is 18.58% on the Senior Subordinated Notes.

All of the Company’s domestic subsidiaries and certain of its foreign subsidiaries (the “Subsidiary Guarantors”) are fully, unconditionally, and jointly and severably liable for the revolving credit facility, Senior Subordinated Notes and Second-priority Senior Secured Notes. The Subsidiary Guarantors are wholly-owned. The Company has not included separate financial statements of guarantors because (a) their aggregate assets, liabilities, earnings and equity are presented on a consolidated basis and (b) the Company believes that separate financial statements and other disclosures concerning subsidiaries are not material to investors.

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

Based on our current and expected levels of operations, we believe our cash flow from operations, available cash and available borrowings under our $30.0 million revolving credit facility will be adequate to continue to operate for at least twelve months from our balance sheet dated March 31, 2009.As of December 31, 2008 and March 31, 2009, the Company was in compliance with its debt covenants.

The fair value of our debt instruments is as follows (in thousands):

	December 31, 2008	March 31, 2009
Revolving Credit Facility	$16,511	$18,940
Second-priority Senior Secured Notes	108,205	119,500
Senior Subordinated Notes	82,484	85,991
	$207,200	$224,431

The fair value of the revolving credit facility is equal to its carrying value and is considered a Level 2 fair value measurement (defined as inputs other than quoted prices in active markets that are either directly or indirectly observable) due to the variable nature of its interest rate. The fair values associated with the Second–priority Senior Secured Notes were quoted as of March 31, 2009 at a trading price of $60.00 and $67.75, an 11.3% and 3.3% increase from the quoted value at December 31, 2008. The fair value of the second-priority senior secured notes is considered a Level 2 fair value measurement (defined as inputs other than quoted prices in active markets that are either directly or indirectly observable) of the fair value hierarchy determined on their quoted market value. The fair value of the senior subordinated notes is based on their book value since these notes are not publicly traded and it is not practical to measure their fair value. These notes would also be valued within Level 3 on the fair value hierarchy as little or no market data exists related to the notes.

Note 5 – Segment Information

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

Segment information for the three months ended March 31, 2008 (unaudited) is as follows (in thousands):

		Offender
	Direct Call	Management	Wholesale	Corporate
	Provisioning	Software	Services	& Other	Total
Revenue from external customers	$84,898	$4,190	$8,585	$-	$97,673
Segment gross margin	$22,476	$1,525	$4,301	$-	$28,302
Depreciation and amortization	6,954	962	652	30	8,598
Other operating costs and expenses	2,348	2,005	161	15,551	20,065
Operating income (loss)	$13,174	$(1,442)	$3,488	$(15,581)	(361)
Interest and other expense, net				10,185	10,185
Segment loss before income taxes					$(10,546)
Capital expenditures	$4,040	$25	$-	$8	$4,073
Total assets	$195,830	$61,154	$17,409	$13,077	$287,470
Goodwill	$37,936	$29,964	$-	$-	$67,900

Segment information for the three months ended March 31, 2009 (unaudited) is as follows (in thousands):

		Offender
	Direct Call	Management	Wholesale	Corporate
	Provisioning	Software	Services	& Other	Total
Revenue from external customers	$82,917	$6,215	$7,088	$-	$96,220
Segment gross margin	$23,248	3,309	$3,318	$-	$29,875
Depreciation and amortization	7,075	796	37	31	7,939
Other operating costs and expenses	1,931	2,521	143	12,140	16,735
Operating income (loss)	$14,242	$(8)	$3,138	$(12,171)	5,201
Interest and other expense, net				10,611	10,611
Segment loss before income taxes					$(5,410)
Capital expenditures	$2,497	$106	$115	$4	$2,722
Total assets	$179,814	$45,081	$13,024	$11,088	$249,007
Goodwill	$37,936	$24,875	$-	$-	$62,811

Note 6 -  Redeemable Convertible Preferred Stock

At March 31, 2009, the Company had 5,100 shares of Series A Redeemable Convertible Preferred Stock (“Preferred Stock”). Each share of the Preferred Stock has a stated value of $2,000 and accrues dividends annually at 12.5% of the stated value. The Preferred Stock has a liquidation preference equal to the greater of its per share purchase price plus any accrued but unpaid dividends and the amount the holder would receive if such share were converted to shares of common stock. At the election of the Board of Directors, the Company may redeem shares of Preferred Stock at any time on or after January 1, 2010. The redemption price will be equal to the greater of the liquidation amount or the fair market value as of the redemption date.

Each share of Preferred Stock is convertible into 200 shares of Common Stock, as adjusted for certain events. The intrinsic value of the conversion option was zero, as the fair value of the Common Stock was less than the conversion price at the commitment date.

The Company accrues dividends on the Preferred Stock; however, the Credit Agreement contains financial and operating covenants which limit the ability to make dividend payments to the Company’s shareholders. As of March 31, 2009, the Company had accrued but unpaid dividends of $1.6 million for the Series A Preferred Stock. The accrued but unpaid dividends are included in the redemption value of the Preferred Stock.

Note 7 – Stockholders’ Equity

Common stock

On March 25, 2009, the Company filed a Fourth Amended and Restated Certificate of Incorporation, which authorized 1,685,000 shares of capital stock with a par value of $0.001. Additionally, the Board of Directors issued a unanimous resolution to adopt a Fourth Amendment to the 2004 Restricted Stock Plan which increased the number of authorized shares of Class B Common Stock from 165,000 to 175,000 shares. 1,500,000 shares were designated Class A Common Stock, 10,000 were designated Preferred Stock, of which 5,100 were designated as Series A Convertible Preferred Stock, and 175,000 were designated Class B Common Stock. All issued shares of common stock are entitled to vote on a one share/one vote basis.

As of March 31, 2009, 14,132 shares of Common Stock were issued and outstanding and 166,990 shares of the Class B Common Stock were outstanding. Shares of Class B Common Stock are subject to vesting as described below. Other than provisions related to vesting and a $57,000 per share liquidation preference for the Common Stock, holders of the shares of Common Stock and Class B Common Stock have identical rights and privileges. The Company’s credit facilities substantially restrict the ability to pay dividends to holders of common stock.

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

Restricted Stock Purchase Plan

The Company has a 2004 Restricted Stock Purchase Plan under which certain of its employees may purchase shares of our Class B Common Stock. The maximum number of authorized shares that may be delivered pursuant to awards granted under the 2004 Restricted Stock Purchase Plan is 175,000, which equaled 10.4% of our total authorized shares of common stock.

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

As of March 31, 2009, 166,990 shares of Class B Common Stock were issued under the 2004 Restricted Stock Purchase Plan. Of this amount, (a) 57,072 of these shares were issued to our Chief Executive Officer; (b) 11,414 shares were issued to our Chief Financial Officer; and (c) 98,504 shares were issued to twelve of our executives and to two members of the Company’s Board of Directors.

These shares are subject to forfeiture pursuant to the terms of the 2004 Restricted Stock Purchase Plan and the restrictions described hereafter. The restriction period of 33.33% of the shares issued to the majority of the Company’s executives ends upon the sale of the Company’s stock by certain of its other stockholders. The restriction period for 33.34% of the stock ends upon the lapse of time, ratably over three to four years from the date of issue. With respect to the remaining shares, the restriction period ends upon the Company attaining certain performance measures determined by its Board of Directors.  Upon a change of control, the restriction period could end for all of the restricted shares that have not previously vested. The restricted shares are entitled to dividends, if declared, which will be distributed upon termination of the restriction period with respect to any such restricted shares.

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

In May 2007, Global Tel*Link Corporation (“GTL”) and Verizon Business (“Verizon”) filed formal protest petitions against the Florida Department of Corrections (“FDOC”) (the “Protests”). The Protests challenged the FDOC’s intended award to us of a five-year initial term contract for the provision of statewide inmate telephone services. More specifically, the Protests sought entry of recommended and final orders either (1) awarding the contract to the protestors or (2) rejecting all proposals. The Protests were referred to the Florida Division of Administrative Hearings (“DOAH”), and we intervened as a co-respondent with FDOC. Following a formal hearing, DOAH entered a recommended order to approve the intended contract award to us; in turn the FDOC adopted the recommendation in its final order. GTL and Verizon appealed the final order and sought a stay to prevent entry of a formal contract between us and the FDOC during the appeal. The court denied the stay and the FDOC Contract was executed on September 25, 2007. GTL and Verizon nevertheless have continued to prosecute their appeal. On August 4, 2008, the appeals court entered an order reversing the final order entered by the FDOC on the basis of a violation of due process, finding that the FDOC Secretary who adopted the DOAH recommended order was not impartial since he had made the initial decision to award the contract to our company and had testified in support of that decision in the formal hearings before DOAH. The case was remanded to the FDOC for further proceedings consistent with the opinion. On September 18, 2008, the FDOC issued an amended final order that also concluded that the Protests should be dismissed.  GTL and Verizon asked the FDOC to reconsider the amended final order, arguing that the appellate court’s decision required appointment of a neutral third-party from outside the FDOC to issue the order.  The FDOC did not respond to the request for reconsideration.  On October 17, 2008, GTL and Verizon appealed of the amended final order with the state appeals court.  GTL and the Companyentered into a mutual settlement agreement and release, effective as of April 30, 2009, to fully resolve this and other miscellaneous matters. The parties are in the process of filing the appropriate documents with the court to dismiss this matter with prejudice. The impact of the settlement on the financial statements of the Company was de minimus.

In July 2007, Global Tel*Link Corporation filed suit in the Circuit Court of Montgomery County against T-Netix Inc., the State of Alabama, and the Alabama Department of Finance and Alabama Department of Corrections. This proceeding relates to the protest matter Global Tel* Link filed in Alabama in May 2007, which was concluded in April 2008. We filed a motion to dismiss that was denied; however, GTL conceded that several of its claims were not viable, and in its amended complaint included only one count, the intentional interference with business and contractual relations claim. The court agreed to postpone setting any scheduling deadlines and postponed the trial date of August 4, 2008. The court ordered the parties to mediate the case but did not specify a deadline. GTL and the Companyentered into a mutual settlement agreement and release, effective as of April 30, 2009, to fully resolve this and other miscellaneous matters. The parties are in the process of filing the appropriate documents with the court to dismiss this matter with prejudice. The impact of the settlement on the financial statements of the Company was de minimus.

Note 9 – Subsequent Event

In May 2009, the Company entered into a settlement agreement and mutual release regarding several outstanding matters with Global Tel*Link. See Note 8 – Legal Proceedings for a discussion of each of these matters.

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

Overview

We are one of the largest independent providers of inmate telecommunications and software solutions services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities such as juvenile detention centers, private jails and halfway houses in the United States and Canada. As of March 31, 2009, we provided service to approximately 2,400 correctional facilities.

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

Revenues

We derived approximately 87% and 86% of our revenues for the three months ended March 31, 2008 and 2009, respectively, from our direct operation of inmate telecommunication systems and the provision of related services located in correctional facilities within 44 states, including the District of Columbia. We enter into multi-year agreements under direct, or “prime” contracts with the correctional facilities, pursuant to which we serve as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, we pay a commission to the correctional facility based upon inmate telephone use. Our commission rates averaged approximately 44% and 43% for the three months ended March 31, 2008 and 2009, respectively. We install and generally retain ownership of the telephones and the associated equipment and provide additional services tailored to the specialized needs of the corrections industry and to the requirements of each individual correctional facility, such as call activity recording and call blocking. In our direct call provisioning business, we earn the full retail value of the call and pay corresponding line charges and commissions. As a result, our direct call provisioning business gross profit dollars are higher, but our gross profit percentage is lower than in our wholesale services business.

We derived approximately 4% and 6% of our revenues from our offender management software business for the three months ended March 31, 2008 and 2009, respectively. Offender management systems are platforms that allow facilities managers and law enforcement personnel to analyze data to reduce costs, prevent and solve crimes and facilitate rehabilitation through a single user interface. Revenue related to the Offender Management software is recognized under Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue is recognized using the residual method when the fair value of vendor specific objective evidence (“VSOE”) of the undelivered element is determined. If the VSOE of fair value cannot be determined for any undelivered element or any undelivered element is essential to the functionality of the delivered element, revenue is deferred until such criteria are met or recognized as the last element is delivered. Under the residual method, the fair value of the undelivered elements is deferred and the difference between the total arrangement fee and the amount recorded as deferred revenue for the undelivered elements is recognized as revenue related to the delivered elements. We believe that we have the most functionally complete offender management system available on the market. Our offender management software business complements our direct call provisioning business.

We derived approximately 9% and 7% of our revenues for the three months ended March 31, 2008 and 2009, respectively, from the wholesale services business. We derive this revenue through (1) validation, uncollectible account management and billing services (solutions services),(2) providing equipment, security enhanced call processing, call validation and service and support through the primary inmate telecommunications providers (telecommunications services), and (3) the sale of equipment to other telecommunications companies as customers or service partners.

In the solutions business, accounts receivable generated from calls placed by inmates in correctional facilities are typically purchased from the third party inmate telecommunication providers and we accept responsibility for call validation, uncollectible accounts, and billing and collections costs. However, all purchased receivables must be processed and validated through our risk management system prior to allowing the call to be completed and also must be billed through our proprietary billing systems. Revenues from our solutions services equal the difference between the face value of the receivables purchased and the amount we pay our solutions partners for the discounted accounts receivable. Because revenues associated with our solutions business represent only a percentage of the face value of the receivables purchased, the associated billing and collection fees and uncollectible account expense represent a much higher percentage of revenues as compared to our direct call provisioning business. In the solutions business, we do not bear any of the costs of facility commissions, equipment, line charges or direct sales charges, but bear the risk of unbillable and uncollectible accounts receivable.

In the telecommunications business within wholesale services we provide equipment, security enhanced call processing, call validation, and service and support through the telecommunications providers, rather than directly to the facility. Although our revenues for services to telecommunications service providers are lower than in our direct call provisioning business, where we provide the service to the facility directly and receive the retail value of the call, we do not incur all the additional capital costs related to these larger contracts that can require up-front or guaranteed commission payments. Our gross margin percentage for providing telecommunications services is higher than the margin for our direct call provisioning business because we do not incur commissions, transport costs or risk of collection. We also sell equipment, typically consisting of our inmate calling system, to a limited number of telecommunication services providers.

In our direct call provisioning and solutions businesses, we accumulate call activity data from our various installations and bill our revenues related to this call activity against prepaid customer accounts or through direct billing agreements with LEC billing agents, or in some cases through billing aggregators. We receive payment on a prepaid basis for the majority of our call provisioning and record deferred revenue until the prepaid balances are used. In each case, we recognize revenue when the calls are completed and record the related telecommunication costs for validating, transmitting, billing and collection, bad debt, and line and long-distance charges, along with commissions payable to the facilities. In our telecommunications services business, our service partner bills the called party and we either share the revenues with our service partner or receive a prescribed fee for each call completed. We also charge fees for additional services such as customer support and advanced validation.

Cost of Service

Our principal cost of service for our direct call provisioning business consists of commissions paid to correctional facilities, which are typically expressed as a percentage of either gross or net direct call provisioning revenues and are typically fixed for the term of the agreements with the facilities. Our cost of service for direct call provisioning also includes (1) bad debt expense, consisting of unbillable and uncollectible accounts; (2) billing and collection charges; (3) telecommunication costs such as telephone line access, long distance and other charges; and (4) field operations and maintenance costs for service on our installed base of inmate telephones. We pay monthly line and usage charges to RBOCs and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus, for certain LECs, a per message or per minute usage rate based on the time and duration of the call. We also pay fees to RBOCs and other LECs and long distance carriers based on usage for long distance calls. Third-party billing charges consist of payments to LECs and other billing service providers for billing and collecting revenues from called parties.

Cost of service associated with our offender management software business primarily includes salaries and related costs of employees and contractors who provide technological services to develop, customize or enhance the software for our clients.

Cost of service for our wholesale service business includes billing and collection, call validation, bad debt expense and service costs for correctional facilities, including salaries and related personnel expenses, inmate calling systems repair and maintenance expenses, and the cost of equipment sold to service partners.

Facility Commissions. In our direct call provisioning business, we pay a facility commission typically based on a percentage of our billed revenues from such facility. Commissions are set at the beginning of each facility contract.

Bad Debt. We account for bad debt as a direct cost of providing telecommunications services. We accrue the related telecommunications cost charges along with an allowance for unbillable and uncollectible calls, based on historical experience. Charges for inmate telephone calls on a collect basis are considered unbillable in cases when there is no billing address for the telephone number called or uncollectible when the billed party is unable or unwilling to pay for the call. We use a proprietary, specialized billing and bad-debt management system to integrate our billing with our call blocking, validation, and customer inquiry procedures. We seek to manage our higher risk revenues by proactively requiring certain billed parties to prepay collect calls or be directly billed by us. This system utilizes multi-variable algorithms to minimize bad debt expense by adjusting our credit policies and billing. For example, when unemployment rates are high, we may decrease credit to less creditworthy-billed parties or require them to purchase prepaid calling time in order to receive inmate calls. Bad debt tends to rise as the economy worsens, and is subject to numerous factors, some of which may not be known. To the extent our bad debt management system overcompensates for bad debt exposure by limiting credit to billed parties, our revenues and profitability may decline as fewer calls are permitted to be made. We expect that as a result of the current economic recession in the U.S., that either our revenues from marginal billed parties will decline or our bad debt expense will rise or a combination of both will occur. We have tightened our credit policy to reduce our risk of loss from bad debts. Consequently, billed minutes, revenues and operating income were negatively impacted in the latter part of 2008 and the first quarter of 2009. We expect this trend to continue through most of 2009 or until the economy recovers.

Field Operations and Maintenance Costs. Field operations and maintenance costs consist of service administration costs for correctional facilities. These costs include salaries and related personnel expenses, communication costs, and inmate calling systems repair and maintenance expenses.

Selling, General & Administrative Expenses

SG&A consist of corporate overhead and selling expenses, including customer service, marketing, accounting, legal, regulatory, and research and development costs. Customer service costs consist of both in-house and outsourced customer service representatives who handle questions and concerns and take payments from billed parties.

Industry Trends

The corrections industry, which includes the inmate calling and offender management software markets, is and can be expected to remain highly competitive.  We compete directly with numerous other suppliers of inmate call processing systems and other corrections-related products (including our own wholesale service provider customers) that market their products to our same customer base. We provide our wholesale products and services to inmate telecommunications service providers, such as Global Tel*Link, Embarq, AT&T, and FSH Communications. For the three months ended March 31, 2008 and 2009, respectively, 9% and 7% of our total revenues were generated from contracts with wholesale service providers.

Contracts to service the facilities are subject to competitive bidding, and as we seek to secure inmate telecommunications contracts with larger county and state departments of corrections, we may be required to provide multi-million dollars in up front payments, surety bonds or guaranteed commissions, as well as incur the cost of equipment and similar costs. To successfully compete for large county and state departments of corrections contracts without committing significant capital resources, we may seek to partner with other inmate telecommunications service providers. In 2008, we entered into a wholesale services partnering arrangement with Embarq. Through this arrangement, we are installing and will operate and maintain a telecommunications network for the Texas Department of Criminal Justice, one of the largest state prison systems in the country, and expect to recognize up to $100 million in wholesale services revenues over the life of this 7- year contract with a potential 4 additional option years. We may continue to bid on other large county and state department of corrections contracts with Embarq or other carriers.

Our offender management software business is being particularly impacted by the current economic downturn as government budgets have been negatively impacted. Corrections agencies are increasing the amount of time they take to evaluate proposals, process contracts and change orders, and in some cases are deferring or cancelling orders for the purchase of technology solutions. Agencies are being extremely careful as all purchases are under increased scrutiny and require additional steps before approval.  It appears that the U.S. federal government economic stimulus programs may provide some relief domestically, but it is unclear how and when these funds will find their way to individual agencies. The global nature of the downturn is having much of the same impact overseas as in the domestic market.

Results of Operations

The following table sets forth, for the three months ended March 31, 2008 and 2009, our results of operations (in thousands).

	For the Three Months Ended
	March 31,	March 31,		%
	2008	2009	Variance	Change
	(Unaudited)	(Unaudited)
Revenue:
Direct call provisioning	$84,898	$82,917	$(1,981)	(2.3)%
Offender management software	4,190	6,215	2,025	48.3
Wholesale services	8,585	7,088	(1,497)	(17.4)
Total revenue	97,673	96,220	(1,453)	(1.5)
Expenses:
Cost of service	69,371	66,345	(3,026)	(4.4)
Selling, general and administrative	19,841	16,735	(3,106)	(15.7)
Restructuring costs	224	-	(224)	-
Depreciation and amortization	8,598	7,939	(659)	(7.7)
Total operating costs and expenses	98,034	91,019	(7,015)	(7.2)
Operating income (loss)	(361)	5,201	5,562	100.0
Interest and other expenses, net	10,185	10,611	426	4.2
Loss before income taxes	(10,546)	(5,410)	5,136	48.7
Income tax expense (benefit)	(599)	36	635	100.0
Net Loss	(9,947)	(5,446)	4,501	45.2
Accrued dividends on redeemable convertible preferred stock	(348)	(334)	14	4.0
Net Loss available to common stockholders	$(10,295)	$(5,780)	$4,515	43.9%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Revenues.  Compared to the first quarter of the prior year, consolidated revenues decreased $1.5 million or 1.5% to $96.2 million. The primary components of the decrease in revenues are discussed below:

Direct call provisioning revenues decreased $2.0 million, or 2.3%, to $82.9 million resulting primarily from lower call volumes due to the economic recession and other factors, combined with a mix change between higher priced long distance calling and lower priced local calling, partially offset by approximately $0.5 million in revenues from net contracts won. It is likely we will continue to see a reduction in direct call provisioning revenues over the remainder of 2009 because of the economic recession and continued tightening of our credit policies. Additionally, we will continue to seek to improve our margins by only bidding for new and renewal state and county contracts that meet our profitability requirements, which could result in a short-term reduction of revenues if we are unable to renew contracts at our minimum profitability requirements. Historically in our direct call provisioning business, the first quarter of the year is the best seasonal quarter for revenue.

Offender management software revenues increased $2.0 million, or 48.3%, to $6.2 million related to the implementation services performed for Her Majesty’s Prison Service in 2009, while we were ramping up for services during the first quarter of 2008. Additionally, in connection with the Syscon acquisition, we valued Syscon’s existing customer contracts and related deferred revenues at fair value and amortized this cost against revenues, which reduced the amount of revenue and profit we recognized in the first quarter of 2008 by $0.8 million. These contracts were substantially completely amortized by the end of 2008, allowing us to fully recognize revenue and operating profits starting in the first quarter of 2009. The majority of our offender management revenues are currently associated with the ongoing implementation of our software for Her Majesty’s Prison Service in the United Kingdom, through a sub-contracting agreement with Electronic Data Systems, Inc. The implementation phase of this contract is expected to be complete during the second quarter of 2009, and we currently are seeking to generate revenues from new contracts in the United States and extend our work in the United Kingdom and Australia.

Wholesale services revenues decreased by $1.5 million, or 17.4%, due to the ongoing trend of our wholesale partners, who also compete directly with us, terminating our services as their underlying facility contracts expire, partially offset by $0.7 million in revenues related to the installation and project management services associated with the Texas Department of Criminal Justice (TDCJ) contract.  We expect wholesale services revenues to decline in 2009 as certain wholesale contracts continue to expire.  In addition, we now believe that revenues related to the TDCJ contract will be approximately $4 to $5 million in 2009, or $3 to $4 million lower than previously expected, as a result of delays caused by the lengthy enrollment process required by TDCJ. Although we are not responsible for the friends and family enrollment process, we are proactively working with both Embarq, our wholesale partner, and TDCJ in developing a more efficient enrollment process.

Cost of Service. Compared to the first quarter of the prior year, cost of service decreased $3.0 million, or 4.4%, to $66.3 million. The decrease was due primarily to the implementation of cost reduction initiatives during 2008 that decreased our direct costs as a percentage of revenues combined with lower revenues in the direct call provisioning and wholesale services segments, offset by higher revenues and related costs for the offender management software segment. A comparison of the components of our business segment gross margins is provided below:

	For The Three Months		For The Three Months
	Ended March 31,		Ended March 31,
(Dollars in thousands)	2008		2009
	(Unaudited)		(Unaudited)
Direct call provisioning
Revenue	$84,898		$82,917
Cost of service	62,422	73.5%	59,669	72.0%
Segment gross margin	$22,476	26.5%	$23,248	28.0%
Offender management software
Revenue	$4,190		$6,215
Cost of service	2,665	63.6%	2,906	46.8%
Segment gross margin	$1,525	36.4%	$3,309	53.2%
Wholesale services
Revenue	$8,585		$7,088
Cost of service	4,284	49.9%	3,770	53.2%
Segment gross margin	$4,301	50.1%	$3,318	46.8%

Cost of service in our direct call provisioning segment decreased as a percentage of revenue to 72.0% from 73.5% due to lower commissions, network costs and field service expenses due to cost efficiencies and other profitability initiatives implemented during 2008, partially offset by higher billing and collection expenses. Field service expenses declined $1.3 million year over year due to efficiencies gained from the installation of our packet-based architecture, and we expect to leverage further cost efficiencies in 2009 through other initiatives that we believe will reduce our cost structure and improve our gross margin. Bad debt expense remained consistent with the prior year as a percentage of revenues even with the economic recession as we were able to shift additional customers to our prepaid products during the quarter. Historically, our bad debt has been highly correlated to unemployment rates; however, we have developed statistical methods to identify high risk customers who we require to prepay for services. During the three months ended March 31, 2008 approximately 45% of our direct provisioning revenues were prepaid, while 54% of our direct provisioning revenues were prepaid for the same period in 2009. With the current economic recession and high unemployment rates, it is possible that bad debt results could deteriorate. Because our bad debt visibility is delayed by six to nine months, on average, risk exists that we will incur future write-offs and that our bad debt will increase.

Cost of service in our offender management software segment as a percentage of revenue decreased to 46.8 % from 63.6% mainly because the value of acquired customer contracts was substantially completely amortized by the end of 2008. Approximately $0.8 million of amortization was recorded against revenue in the first quarter of 2008 that negatively impacted the gross margin in this segment. Cost of service for the offender software segment primarily represents salaries and related costs of employees and contractors who provide technological services to develop, customize or enhance the software for our clients.

Cost of service in our wholesale services segment as a percentage of revenue increased to 53.2% from 49.9% resulting from lower margins for project management and installation labor revenues associated with the Texas Department of Criminal Justice (“TDCJ”) contract. Margins in this segment should improve during the second quarter of 2009 when we begin to generate equipment and billing and collection revenues from this project. Cost of service associated with traditional solutions services is primarily comprised of bad debt expense. During the first quarter of 2009, bad debt expense decreased from the same period in 2008 due to an increase in the proportion of call revenues that were prepaid, as discussed above. However, a rise in unemployment rates could cause a significant erosion of wholesale profitability should bad debt results deteriorate.

SG&A. SG&A expenses of $16.7 million were $3.1 million, or 15.7%, lower than the prior year quarter. The decrease is partially due to a settlement of an intellectual property dispute during the first quarter of 2009, which was recorded against SG&A costs as we have incurred legal and other professional service fees related to the settlement in SG&A. Additionally, the first quarter of 2009 benefited by over $2.0 million from lower legal fees and expense management initiatives implemented during the second half of 2008. We expect these initiatives to continue to decrease our SG&A expenses through the remainder of 2009.

Restructuring Costs. Restructuring charges of $0.2 million were incurred during the first quarter of 2008 related to the realignment of our field service organization because of efficiencies gained from our new packet-based architecture, which we began to install in 2006 and will continue to install as customer contracts are renewed.

Depreciation and Amortization Expenses. Depreciation and amortization expenses of $7.9 million were $0.7 million, or 7.7%, lower than the prior year quarter resulting from assets that became fully depreciated or amortized.

Interest and Other Expenses, net. Interest and other expenses were $10.2 million and $10.6 million for the three months ended March 31, 2008 and 2009, respectively. The 4.2% increase relates primarily to the increasing principal on the Senior Subordinated notes due to interest being paid-in-kind. Partially offsetting this increase was a $0.6 million decrease in foreign exchange transaction losses from the prior year quarter.

Income Tax Expense (Benefit). Income tax benefit for the three months ended March 31, 2008 was $0.6 million compared to an income tax expense of $36,000 for the three months ended March 31, 2009. Tax expense was insignificant due to the benefit being offset by changes in valuation allowances included in our deferred tax balances.

Accrued Dividends on Redeemable Convertible Preferred Stock. Dividends accrue on the Series A Redeemable Convertible Preferred Stock issued in December 2007. Each share of the preferred stock has a stated value of $2,000 and accrues dividends annually at 12.5% of the stated value. For the three months ended March 31, 2008 and 2009, the Company had accrued dividends of $0.3 million for the Series A Preferred Stock.

Liquidity and Capital Resources

The Company’s principal liquidity requirements are to service and repay our debt and meet our capital expenditure and operating needs. We are significantly leveraged. As of March 31, 2009, we had $298.9 million in total debt outstanding before considering $2.2 million of original issue discount on our Second-Priority Senior Secured Notes and $2.2 million of fair value attributable to warrants issued in connection with our Senior Subordinated debt financing, both of which are reflected as discounts to outstanding long-term debt in our condensed consolidated financial statements (see additional information on our long and short term debt under "Debt and Other Obligations" below). As of March 31, 2009, we had unused capacity of $11.1 million under our working capital facility and a total stockholders’ deficit of $135.1 million.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current and expected level of operations, we believe our cash flow from operations, available cash and available borrowings under our $30.0 million revolving credit facility will be adequate to make required capital expenditures, service our indebtedness and meet our other working capital needs for at least twelve months from our balance sheet dated March 31, 2009. We cannot assure you, however, that our available sources of cash will be sufficient to enable us to make such capital expenditures, service our indebtedness or to fund our other working capital needs. Further, in the event we wish to make additional acquisitions, we may need to seek additional financing.

Cash Flows

Our cash flow from operations is primarily attributable to the operations of our direct call provisioning business which represents 86% of our revenues for the three months ended March 31, 2009. The level of our cash flow depends on multiple factors, including contract renewals and new business as well as growth in inmate populations. Our net cash provided by (used in) operating activities is also affected by the level of our operating and other expenses.

The following table provides cash flow data for the three months ended March 31, 2008 and 2009:
	For The Three Months Ended
(Dollars in thousands)	March 31,	March 31,
	2008	2009
	(Unaudited)
Net cash provided by (used in) operating activities	$(6,374)	$2,787
Net cash used in investing activities	$(4,073)	$(2,672)
Net cash provided by financing activities	$9,238	$878

Cash Flows for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Net cash provided by operating activities for the three months ended March 31, 2009 consisted primarily of $13.1 million of operating income before considering non-cash expenses, such as $7.9 million of depreciation and amortization, and $0.8 million of working capital benefit, offset by $11.1 million of cash paid for interest. Net cash used in operating activities for the three months ended March 31, 2008 consisted primarily of $8.2 million of operating income before considering non-cash expenses, such as $8.6 million of depreciation and amortization, offset by $10.8 million for cash paid for interest expense and $3.8 million of working capital use. The working capital fluctuations were due to lower receivables since a higher proportion of our call services were prepaid, along with short-term month-end timing of certain normal operating receipts and disbursements.

Cash used in investing activities was $4.1 million and $2.7 million for the three months ended March 31, 2008 and 2009, respectively. The $2.7 million was utilized primarily for investments in equipment and intangibles to maintain and grow the direct call provisioning business and for the implementation of the TDCJ contract. The decline in spending from 2008 was principally due to the timing of equipment installations at customer sites and a decline in signing bonuses offered on newly acquired or renewed contracts.

Cash provided by financing activities was $9.2 million and $0.9 million for the three months ended March 31, 2008 and 2009, respectively. The $0.9 million primarily relates to $2.4 million in net draws on the Company's revolving credit facility for short term operational needs offset by a reduction in outstanding checks. As of May 12, 2009, there were $18.9 million of borrowings under the revolving credit facility.

Debt and other Obligations

Revolving Credit Facility — On September 30, 2008, we and certain of our subsidiaries entered into a senior credit agreement with a lending institution and the other lenders party thereto (the “Credit Agreement”) to refinance our existing revolving credit facility. The Credit Agreement provides us with a $10 million letter of credit facility and a revolving facility of up to the lesser of (i) $30 million and (ii) 125% of consolidated EBITDA (as defined in the Credit Agreement) for the preceding 12 months less the face amount of outstanding letters of credit. The Credit Agreement expires on June 9, 2011. Advances bear interest at an annual rate of our option equal to one of the following: (a) LIBOR plus 4.0%, or (b) a rate equal to the Base Rate plus 3.0%. The Base Rate is the greater of (i) 5%, (ii) the Federal Funds rate plus 0.5%, or (iii) the prime rate (as defined in the Credit Agreement), which was 3.25% as of March 31, 2009. Interest is payable in arrears on the first day of each month. The unused availability under the Credit Agreement is subject to a fee based on a per annum rate of 0.375% due monthly. Borrowings under the Credit Agreement are secured by a first lien on substantially all of our and certain of our subsidiaries’ assets. We draws from the available credit under the Credit Agreement to cover normal business cash requirements. As of December 31, 2008 and March 31, 2009, we had $13.5 million and $11.1 million, respectively, of borrowing availability under the Credit Agreement.

Second-priority Senior Secured Notes — We have $194.0 million of the 11% Second-priority Senior Secured Notes outstanding. These notes were issued at a discount of $4.5 million, or 97.651% of face value. The Senior Secured Notes are secured by a second lien on substantially all of our and certain of the subsidiaries’ assets other than accounts receivable, inventory and real property.

All $194.0 million of principal is due September 9, 2011. To the extent we generate excess cash flow (as defined in the indenture) in any calendar year, we are required by the Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 102.750% of face value in 2009.  No excess cash flow payment was due for the three months ended March 31, 2009, because the Excess Cash Flow Amount (as defined in the Indenture) greater than $5.0 million was not generated. In the event we determine that the Excess Cash Flow Amount is likely to exceed $5.0 million in 2009, we may purchase Senior Secured Notes in the open market, by negotiated private transactions or otherwise, to reduce the aggregate Excess Cash Flow Amount to less than $5.0 million. We and our affiliates may from time to time seek to retire or purchase our outstanding debt, including the Notes, through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Interest is payable semiannually on March 1 and September 1. The effective interest rate is 11.3% on the Second-priority Senior Secured Notes.

The fair values associated with our Senior Secured Notes were quoted as of March 31, 2009, at a trading price of $60.00 and $67.75, an 11.3% and 3.3% increase from the quoted value at December 31, 2008. We believe the increase in value is a result of a more positive debt market, the Company’s positive results reported as of December 31, 2008, and additional trading volume.

Senior Subordinated Notes — We have outstanding $86.0 million of Senior Subordinated Notes unsecured and subordinate to the revolving credit facility, that bear interest at an annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by our revolving credit facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated Notes. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013. In connection with the issuance of the Senior Subordinated Notes, we issued warrants to acquire 51 shares of its common stock at an exercise price of $10 per share to the Senior Subordinated Noteholders. As a result, we discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance. For the three months ended March 31, 2009, $3.5 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. The effective interest rate is 18.58% on the Senior Subordinated Notes.

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

Our credit facilities contain financial and operating covenants that require the maintenance of certain financial ratios, including specified fixed interest coverage ratios, maintenance of minimum levels of operating cash flows and maximum capital expenditure limitations. These covenants also limit our ability to incur additional indebtedness, make certain payments including dividends to shareholders, invest and divest company assets, and sell or otherwise dispose of capital stock. In the event that we fail to comply with the covenants and restrictions, as specified in the credit agreements, we may be in default, at which time payment of the long term debt and unpaid interest may be accelerated and become immediately due and payable. As of December 31, 2008 and March 31, 2009, the Company was in compliance with its debt covenants.

Other Long-Term Liabilities. Other long-term liabilities represent approximately $2.2 million of tenant improvement concessions pertaining to the lease of our primary facility that will be amortized over the life of the lease as prescribed by SFAS No. 13 and FASB Technical Bulletin 88-1. The Company recorded amortization totaling $69,000 for these improvement concessions during the quarter ended March 31, 2008.

Capital Requirements

As of March 31, 2009, our contractual cash obligations and commitments on an aggregate basis were as follows:

	For the twelve months ending March 31,
	2010	2011	2012	2013	2014	Thereafter
Long-term debt (1)	$-	$-	$212,939	$-	$42,996	$42,996
Unrecognized tax benefits	-	-	-	-	-	587
Operating leases	3,152	2,641	2,152	1,925	1,765	1,798
Minimum commission payments	5,538	2,028	399	258	57	-
Minimum purchase guarantees	2,972	1,692	-	-	-	-
Total contractual cash obligations and commitments	$11,662	$6,361	$215,490	$2,183	$44,818	$45,381

(1)

Does not include any amounts that may be drawn under our working capital facility, which expires on June 9, 2011, or accrued interest under our long-term debt. Assumes no repurchases of second-priority senior secured notes or senior subordinated notes during such periods whether or not mandatory.

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

In evaluating the collectibility of our trade receivables, we assess a number of factors including historical cash reserves held by our LEC billing agents, collection rates with our billing agents and a specific customer’s ability to meet the financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assessments, we record reserves for uncollectible receivables to reduce the related receivables to the amount we ultimately expect to collect from our customers.

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

Changes in Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. The Company adopted the provisions of SFAS No. 157 on January 1, 2008 for financial assets and liabilities. Effective January 1, 2009, the Company adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any noncontrolling interest as of the acquisition date, the immediate expense recognition of transaction costs, and accounting for restructuring plans separately from the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R as of January 1, 2009, has not impacted the Company’s financial statements; however, the financial statements may be impacted to the extent the Company acquires entities in a purchase combination in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market rate risk for changes in interest rates related to our revolving line of credit. Interest expense on our floating rate debt will increase more than expected if interest rates rise. Our $30.0 million revolving line of credit bears an interest rate equal to one of the following, at our option: (a) LIBOR plus 4.0%, or (b) a rate equal to the Base Rate plus 3.0%. The Base Rate is the greater of (i) 5%, (ii) the Federal Funds rate plus 0.5%, or (iii) the prime rate (as defined in the Credit Agreement). The effect of a

10% fluctuation in the interest rate on our revolving line of credit would have had a negligible impact on our interest expense for the three months ended March 31, 2008 and 2009. Approximately 90% of outstanding debt at March 31, 2009, is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact on net earnings and cash flows.

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

2. Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2007, Global Tel*Link Corporation (“GTL”) and Verizon Business (“Verizon”) filed formal protest petitions against the Florida Department of Corrections (“FDOC”) (the “Protests”). The Protests challenged the FDOC’s intended award to us of a five-year initial term contract for the provision of statewide inmate telephone services. More specifically, the Protests sought entry of recommended and final orders either (1) awarding the contract to the protestors or (2) rejecting all proposals. The Protests were referred to the Florida Division of Administrative Hearings (“DOAH”), and we intervened as a co-respondent with FDOC. Following a formal hearing, DOAH entered a recommended order to approve the intended contract award to us; in turn the FDOC adopted the recommendation in its final order. GTL and Verizon appealed the final order and sought a stay to prevent entry of a formal contract between us and the FDOC during the appeal. The court denied the stay and the FDOC Contract was executed on September 25, 2007. GTL and Verizon nevertheless have continued to prosecute their appeal. On August 4, 2008, the appeals court entered an order reversing the final order entered by the FDOC on the basis of a violation of due process, finding that the FDOC Secretary who adopted the DOAH recommended order was not impartial since he had made the initial decision to award the contract to our company and had testified in support of that decision in the formal hearings before DOAH. The case was remanded to the FDOC for further proceedings consistent with the opinion. On September 18, 2008, the FDOC issued an amended final order that also concluded that the Protests should be dismissed.  GTL and Verizon asked the FDOC to reconsider the amended final order, arguing that the appellate court’s decision required appointment of a neutral third-party from outside the FDOC to issue the order.  The FDOC did not respond to the request for reconsideration.  On October 17, 2008, GTL and Verizon appealed of the amended final order with the state appeals court.  GTL and the Companyentered into a mutual settlement agreement and release, effective as of April 30, 2009, to fully resolve this and other miscellaneous matters. The parties are in the process of filing the appropriate documents with the court to dismiss this matter with prejudice. The impact of the settlement on the financial statements of the Company was de minimus.

In July 2007, Global Tel*Link Corporation filed suit in the Circuit Court of Montgomery County against T-Netix Inc., the State of Alabama, and the Alabama Department of Finance and Alabama Department of Corrections. This proceeding relates to the protest matter Global Tel* Link filed in Alabama in May 2007, which was concluded in April 2008. We filed a motion to dismiss that was denied; however, GTL conceded that several of its claims were not viable, and in its amended complaint included only one count, the intentional interference with business and contractual relations claim. The judge agreed to postpone setting any scheduling deadlines and postponed the trial date of August 4, 2008. The judge ordered the parties to mediate the case but did not specify a deadline. GTL and the Companyentered into a mutual settlement agreement and release, effective as of April 30, 2009, to fully resolve this and other miscellaneous matters. The parties are in the process of filing the appropriate documents with the court to dismiss this matter with prejudice. The impact of the settlement on the financial statements of the Company was de minimus.

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

SECURUS TECHNOLOGIES, INC. (Registrant)

DATE: May 14, 2009	By:	/s/ RICHARD A. SMITH
Richard A. Smith
Chairman of the Board, President, and
Chief Executive Officer

DATE: May 14, 2009	By:	/s/ WILLIAM D. MARKERT
William D. Markert
Chief Financial Officer

EXHIBIT INDEX

2.1

Stock Purchase Agreement, dated April 11, 2007, by and among Securus Technologies, Inc., Appaloosa Acquisition Company, 0787223 B.C. Ltd, and 0787223 B.C. Ltd’s sole stockholder, incorporated by reference from Form 8-K filed April 16, 2007.

2.1.1

Settlement Agreement, dated November 12, 2008, by and among Securus Technologies, Inc., Syscon Justice Systems Canada, Ltd., 0787223 B.C. Ltd., and 0787223 B.C. Ltd’s sole stockholder incorporated by reference from Form 10-Q filed November 14, 2008.

2.1.2

Consulting Agreement, dated November 12, 2008, by and among Securus Technologies, Inc., Syscon Justice Systems Canada, Ltd., 0787223 B.C. Ltd., and 0787223 B.C. Ltd’s sole stockholder incorporated by reference from Form 10-Q filed November 14, 2008.

3.1	Fourth Amended and Restated Certificate of Incorporation of Securus Technologies, Inc., incorporated by reference from Form 10-K filed March 31, 2009.

3.2	Amended and Restated Bylaws of Securus Technologies, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.3	Certificate of Incorporation of T-Netix, Inc., filed on September 7, 2001, as amended, incorporated by reference from Form S-4 filed May 16, 2005.

3.4	Bylaws of T-Netix, Inc, incorporated by reference from Form S-4 filed May 16, 2005.

3.5	Articles of Incorporation of Telequip Labs, Inc., filed on November 9, 1987, as amended, incorporated by reference from Form S-4 filed May 16, 2005.

3.6	Amended and Restated Bylaws of Telequip Labs, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.7	Articles of Incorporation of T-NETIX Telecommunications Services, Inc., filed on February 11, 1988, as amended, incorporated by reference from Form S-4 filed May 16, 2005.

3.8	Bylaws of T-NETIX Telecommunications Services, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.9	Certificate of Incorporation of Evercom Holdings, Inc., filed on November 25, 2002, as amended, incorporated by reference from Form S-4 filed May 16, 2005.

3.10	Bylaws of Evercom Holdings, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.11	Amended and Restated Certificate of Incorporation of Evercom, Inc., filed on February 19, 2003, incorporated by reference from Form S-4 filed May 16, 2005.

3.12	Bylaws of Evercom, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.13	Certificate of Incorporation of Evercom Systems, Inc., filed on August 22, 1997, as amended, incorporated by reference from Form S-4 filed May 16, 2005.

3.14	Bylaws of Evercom Systems, Inc., incorporated by reference from Form S-4 filed May 16, 2005.

3.15	Certificate of Incorporation of Syscon Justice Systems Canada Ltd., incorporated by reference from Form S-4 filed August 1, 2007.

3.16	Articles of Syscon Justice Systems Canada Ltd., incorporated by reference from Form S-4 filed August 1, 2007.

3.17	Articles of Incorporation of Syscon Justice Systems, Inc., incorporated by reference from Form S-4 filed August 1, 2007.

3.18	Bylaws of Syscon Justice Systems, Inc., incorporated by reference from Form S-4 filed August 1, 2007.

3.19	Articles of Organization of Modeling Solutions LLC incorporated by reference from Form S-4 filed August 1, 2007.

3.20	Operating Agreement of Modeling Solutions LLC incorporated by reference from Form S-4 filed August 1, 2007.

3.21	Articles of Organization of Modeling Solutions, LLC incorporated by reference from Form S-4 filed August 1, 2007

3.22	Operating Agreement of Modeling Solutions, LLC incorporated by reference from Form S-4 filed August 1, 2007.

4.1	Form of 11% Second-priority Senior Secured Notes due 2011, incorporated by reference from Form S-4 filed May 16, 2005.

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

4.19

Amended and Restated Intercreditor Agreement, dated as of September 30, 2008, by and among Wells Fargo Foothill, LLC, as Intercreditor Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee, Securus Technologies, Inc., and certain subsidiaries of Securus Technologies, Inc. incorporated by reference from Form 10-Q filed November 14, 2008.

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

10.4.1

First Amendment to the Office Lease Agreement, dated as of November 19, 2004, by and between T-Netix, Inc. and the Prudential Insurance Company of America, incorporated by reference from Form 10-Q filed August 15, 2005.

10.5	2004 Restricted Stock Purchase Plan, incorporated by reference from Form 10-Q filed November 14, 2006.

10.6	Fourth Amendment to 2004 Restricted Stock Purchase Plan and Stockholder Consent, increasing authorized shares under the plan, incorporated by reference from Form 10-K filed March 31, 2009.

10.7	Employment Agreement, dated June 11, 2008, by and between Securus Technologies, Inc. and Richard A. Smith, incorporated by reference from Form 8-K filed June 13, 2008.

10.8	Restricted Stock Purchase Agreement, dated June 23, 2008, by and between Securus Technologies, Inc and Richard A. Smith, incorporated by reference from Form 8-K filed June 13, 2008.

10.9	Employment Agreement, dated June 20, 2008, by and between Securus Technologies, Inc. and William D. Markert, incorporated by reference from Form 8-K filed June 24, 2008.

10.10	Restricted Stock Purchase Agreement, dated June 30, 2008, by and between Securus Technologies, Inc and William D. Markert, incorporated by reference from Form 8-K filed June 24, 2008.

14.1	Securus Code of Ethics, incorporated by reference from Form 10-K filed March 30, 2008.

21.1*	Schedule of Subsidiaries of Securus Technologies, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

 * Filed herewith.