Form 10-Q
period 2009-06-30
Securus Technologies, Inc.
filed 2009-08-13
CIK 1320051

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ] Quarterly report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]          No   [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes [ ]    No   [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act  (Check one):

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

Shares outstanding of each of the registrant’s classes of common stock:

Class	Outstanding at June 30, 2009
Class A Common Stock	14,132 shares
Class B Common Stock	143,779 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
ITEM 4. CONTROLS AND PROCEDURES	31
PART II — OTHER INFORMATION	32
ITEM 1. LEGAL PROCEEDINGS	32
ITEM 1A. RISK FACTORS	33
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	33
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33
ITEM 5. OTHER INFORMATION	33
ITEM 6. EXHIBITS	33

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,	June 30,
	2008	2009
ASSETS		(Unaudited)
Cash and cash equivalents	$6,576	$11,837
Restricted cash	1,599	1,349
Accounts receivable, net	45,316	39,549
Prepaid expenses	6,116	5,527
Current deferred income taxes	1,973	1,981
Total current assets	61,580	60,243
Property and equipment, net	35,364	30,666
Intangibles and other assets, net	98,550	92,912
Goodwill	63,468	64,656
Total assets	$258,962	$248,477

LIABILITIES , REEDEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable	$14,743	$11,054
Accrued liabilities	44,371	36,376
Deferred revenue and customer advances	15,069	15,514
Current deferred income taxes	817	699
Total current liabilities	75,000	63,643
Deferred income taxes	10,893	11,539
Long-term debt	288,341	298,436
Other long-term liabilities	2,238	2,428
Total liabilities	376,472	376,046

Commitments and contingencies

Series A redeemable convertible preferred stock, $2,253 stated value, total redemption value $11,489 and $12,207 at December 31, 2008 and June 30, 2009; 5,100 shares authorized and outstanding at December 31, 2008 and June 30, 2009	11,321	12,070

Stockholders’ deficit:
Common stock, $0.001 par value; 1,355,000 and 1,675,000 shares authorized at December 31, 2008 and June 30, 2009; 161,037 and 157,911 shares issued and outstanding at December 31, 2008 and June 30, 2009	8	8
Additional paid-in capital	34,304	33,555
Accumulated other comprehensive loss	(2,701)	(1,640)
Accumulated deficit	(160,442)	(171,562)
Total stockholders’ deficit	(128,831)	(139,639)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$258,962	$248,477

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2008 and 2009

(Dollars in thousands)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2008	2009	2008	2009
	(Unaudited)		(Unaudited)
Revenue:
Direct call provisioning	$84,727	$80,418	$169,625	$163,335
Offender management software	7,426	5,332	11,615	11,547
Wholesale services	7,620	6,918	16,205	14,006
Total revenue	99,773	92,668	197,445	188,888
Cost of service (exclusive of depreciation and amortization shown separately below):
Direct call provisioning, exclusive of bad debt expense	55,028	50,761	110,086	103,247
Direct call provisioning bad debt expense	6,876	6,638	14,239	13,820
Offender management software expense	4,014	2,468	6,679	5,375
Wholesale services expense	3,746	3,921	8,032	7,691
Total cost of service	69,664	63,788	139,036	130,133
Selling, general and administrative expense	19,941	16,922	39,780	33,657
Restructuring costs	-	-	224	-
Depreciation and amortization	8,656	8,233	17,254	16,172
Total operating costs and expenses	98,261	88,943	196,294	179,962
Operating income	1,512	3,725	1,151	8,926
Interest and other expenses, net	9,271	9,087	19,455	19,699
Loss before income taxes	(7,759)	(5,362)	(18,304)	(10,773)
Income tax expense	774	311	175	347
Net loss	(8,533)	(5,673)	(18,479)	(11,120)
Accrued dividends on redeemable convertible preferred stock	(335)	(415)	(683)	(749)
Net loss available to common stockholders	$(8,868)	$(6,088)	$(19,162)	$(11,869)

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2008 and 2009

(Dollars in thousands)

	June 30,	June 30,
	2008	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,479)	$(11,120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,254	16,172
Amortization of fair value of contracts acquired	1,829	-
Deferred income taxes	(294)	331
Conversion of interest paid “in kind” to senior subordinated notes	6,063	7,161
Amortization of deferred financing costs and debt discounts	1,623	2,029
Other operating activities, net	18	(16)
Changes in operating assets and liabilities:
Restricted cash	(25)	252
Accounts receivable	5,906	6,147
Prepaid expenses and other current assets	(1,627)	631
Other assets	(64)	(145)
Accounts payable	(6,256)	(2,321)
Accrued liabilities	(2,729)	(7,726)
Net cash provided by operating activities	$3,219	$11,395

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment and intangible assets	$(8,740)	$(6,484)
Proceeds from sale of asset	-	100
Net cash used in investing activities	$(8,740)	$(6,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances on revolving credit facility	$4,893	$2,436
Change in cash overdraft	3,233	(1,474)
Debt issuance costs	-	(77)
Advance payment to related party	(900)	-
Net cash provided by financing activities	$7,226	$885
Effect of exchange rates on cash and cash equivalents	$528	$(635)
Increase in cash and cash equivalents	$2,233	$5,261
Cash and cash equivalents at the beginning of the period	2,072	6,576
Cash and cash equivalents at the end of the period	$4,305	$11,837

SUPPLEMENTAL DISCLOSURES:
Cash paid during period for:
Interest	$11,019	$11,426
Income taxes	$780	$965

NONCASH FINANCING AND INVESTING ACTIVITIES:
Leasehold improvements paid by the landlord	$-	$155

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2008 and 2009 have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of Securus.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal and recurring nature.  Interim results are not necessarily indicative of the results that may be expected for the year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Securus’ December 31, 2008 Annual Report on Form 10-K.

Management evaluated the disclosure of any material subsequent events through August 13th, 2009, which was the date the financial statements were issued.

Reclassification

Certain amounts in the June 30, 2008 condensed consolidated financial statements have been reclassified to conform to current period presentation. This reclassification had no impact on operating income, net loss, cash flows or the financial position of the Company for the prior periods presented.

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

The Company’s unrecognized tax benefits as of June 30, 2009, amounted to $0.6 million, including interest and penalties of $0.1 million. The amount of unrecognized tax benefits that would impact the effective rate, if recognized, would reduce the benefit by $0.2 million. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, Canada, the United Kingdom, Australia and various states. The Company has open tax years for the U.S. federal return from 1996 forward with respect to its net operating loss (“NOL”) carryforwards, where the IRS may not raise tax for these years, but can reduce NOLs. Otherwise, with few exceptions, the Company is no longer subject to federal, foreign, state, or local income tax examinations for years prior to 2005.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. The Company adopted the provisions of SFAS No. 157 on January 1, 2008 for financial assets and liabilities. Effective January 1, 2009, the Company adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also require entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of SFAS 165, however, the adoption had no material impact on the Company’s consolidated financial condition, results of operations, cash flows, or disclosures.

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). With the issuance of SFAS 168, the FASB Accounting Standards Codification (“Codification”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification does not change current U.S. GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009. At that time, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB.

Comprehensive Loss

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that certain items such as foreign currency translation adjustments be presented as separate components of shareholders’ equity.  Total comprehensive loss for the three months ended June 30, 2008 and 2009 was $8.3 million and $4.1 million, respectively. Total comprehensive loss for the six months ended June 30, 2008 and 2009 was $19.2 million and $10.1 million, respectively.

Note 2 – Balance Sheet Components

Accounts receivable, net consists of the following (in thousands):

	December 31,	June 30,
	2008	2009
		(Unaudited)
Accounts receivable, net:
Trade accounts receivable	$50,129	$44,775
Other receivables	367	393
	50,496	45,168
Less: Allowance for doubtful accounts	(5,180)	(5,619)
	$45,316	$39,549

Direct call provisioning bad debt expense for the three and six months ended June 30, 2008 was $6.9 million, or 8.1%, and $14.2 million, or 8.4%, respectively, of direct call provisioning revenue of $84.7 million and $169.6 million. Direct call provisioning bad debt expense for the three and six months ended June 30, 2009 was $6.6 million, or 8.3%, and $13.8 million, or 8.5%, respectively, of direct call provisioning revenue of $80.4 million and $163.3 million.

Property and equipment, net consists of the following (in thousands):

	December 31,	June 30,
	2008	2009
		(Unaudited)
Property and equipment, net:
Telecommunications equipment	$60,291	$60,815
Leasehold improvements	3,860	4,191
Construction in progress	3,348	2,628
Office equipment	19,215	20,155
	86,714	87,789
Less: Accumulated depreciation and amortization	(51,350)	(57,123)
	$35,364	$30,666

Intangibles and other assets, net consists of the following (in thousands):

	December 31, 2008
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$24,129	$(8,351)	$15,778	9.8
Deferred financing costs	15,308	(5,499)	9,809	5.8
Capitalized software development costs	25,964	(13,495)	12,469	4.5
Custom software development costs	6,698	(1,060)	5,638	10.0
Acquired contract rights	96,714	(44,645)	52,069	9.9
Deposits and long-term prepayments	1,846	-	1,846	-
Non-compete and employee agreements	1,540	(599)	941	4.3
	$172,199	$(73,649)	$98,550

	June 30, 2009 (Unaudited)
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$24,224	$(9,140)	$15,084	9.8
Deferred financing costs	15,385	(7,030)	8,355	5.8
Capitalized software development costs	28,862	(15,377)	13,485	4.5
Custom software development costs	7,080	(1,491)	5,589	10.0
Acquired contract rights	97,008	(49,444)	47,564	9.9
Deposits and other long-term assets	2,053	-	2,053	-
Non-compete and employee agreements	1,623	(841)	782	4.3
	$176,235	$(83,323)	$92,912

At December 31, 2008 and June 30, 2009, the carrying amount assigned to patents and trademarks that were not subject to amortization was $2.7 million.

Amortization expense for the three and six months ended June 30, 2008 was $5.8 million (of which $0.6 million was included in interest expense and $1.0 million was amortized against revenue), and $11.4 million (of which $1.2 million was included in interest expense and $1.8 million was amortized against revenue), respectively. Amortization expense for the three and six months ended June 30, 2009 was $5.3 million (of which $0.8 million was included in interest expense), and $10.5 million (of which $1.5 million was included in interest expense), respectively. Estimated amortization expense related to intangibles and other assets, excluding deferred financing costs, the fair value of acquired Syscon in-process operating contracts and other assets, at June 30, 2009, and for each of the next five years through June 30, 2014, and thereafter, is summarized as follows (in thousands):

Year ending June 30,	(Unaudited)
2010	$17,208
2011	15,415
2012	12,658
2013	8,241
2014	7,562
Thereafter	18,667
$79,751

Accrued liabilities consist of the following (in thousands):

	December 31,	June 30,
	2008	2009
Accrued liabilities:		(Unaudited)
Accrued expenses	$26,433	$21,397
Accrued compensation	6,287	3,937
Accrued facility exit costs	207	88
Accrued taxes	4,187	3,637
Accrued interest and other	7,257	7,317
	$44,371	$36,376

Restructuring charges of $0.2 million were incurred and paid during the first quarter of 2008 related to the realignment of our field service organization because of efficiencies gained from our packet-based architecture, which is installed as customer contracts are renewed.

 Note 3 – Goodwill

Goodwill allocated to our reportable segments is summarized as follows (in thousands):

		Offender
	Direct Call	Management
	Provisioning	Software	Total
Balance at December 31, 2007	$37,936	$31,099	$69,035
Foreign currency translation	-	(5,567)	(5,567)
Balance at December 31, 2008	$37,936	$25,532	$63,468
Foreign currency translation	-	1,188	1,188
Balance at June 30, 2009	$37,936	$26,720	$64,656

Note 4 – Debt

Debt consists of the following (in thousands):

	December 31,	June 30,
	2008	2009
		(Unaudited)
Revolving credit facility	$16,511	$18,947
Second-priority senior secured notes	194,000	194,000
Senior subordinated notes	82,484	89,645
	292,995	302,592
Less unamortized discount on senior secured notes and senior subordinated notes	(4,654)	(4,156)
	$288,341	$298,436

Revolving Credit Facility — On September 30, 2008, the Company and certain of its subsidiaries entered into a senior credit agreement with a lending institution and the other lenders party thereto (the “Credit Agreement”) to refinance its existing revolving credit facility. The Credit Agreement provides the Company with a $10 million letter of credit facility and a revolving facility of up to the lesser of (i) $30 million and (ii) 125% of the Company’s consolidated EBITDA (as defined in the Credit Agreement) for the preceding 12 months less the face amount of outstanding letters of credit. The Credit Agreement expires on June 9, 2011. Advances bear interest at an annual rate of our option equal to one of the following: (a) LIBOR plus 4.0%, or (b) a rate equal to the Base Rate plus 3.0%. The Base Rate is the greater of (i) 5%, (ii) the Federal Funds rate plus 0.5%, or (iii) the prime rate (as defined in the Credit Agreement), which was 3.25% as of June 30, 2009. Interest is payable in arrears on the first day of each month. The unused availability under the Credit Agreement is subject to a fee based on a per annum rate of 0.375% due monthly. Borrowings under the Credit Agreement are secured by a first lien on substantially all of the Company’s and certain of the Company’s subsidiaries’ assets. The Company draws from the available credit under the Credit Agreement to cover normal business cash requirements. As of December 31, 2008 and June 30, 2009, the Company had $13.5 million and $11.1 million, respectively, of borrowing availability under the Credit Agreement.

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

Senior Subordinated Notes —The Company has outstanding $89.6 million of Senior Subordinated Notes, unsecured and subordinate to the revolving credit facility, that bear interest at an annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by our revolving credit facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated Notes. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013. In connection with the issuance of the Senior Subordinated Notes, the Company issued warrants to acquire 51.01 shares of its common stock at an exercise price of $10 per share to the Senior Subordinated Noteholders. As a result, the Company discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance. For the six months ended June 30, 2009, $7.2 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. The effective interest rate is 18.54% on the Senior Subordinated Notes.

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

Based on our current and expected levels of operations, we believe our cash flow from operations, available cash and available borrowings under our $30.0 million revolving credit facility will be adequate to continue to operate for at least twelve months from our balance sheet dated June 30, 2009. As of December 31, 2008 and June 30, 2009, the Company was in compliance with its debt covenants.

The fair value of our debt instruments is as follows (in thousands):

	December 31, 2008	June 30, 2009
Revolving Credit Facility	$16,511	$18,947
Second-priority Senior Secured Notes	108,205	151,290
Senior Subordinated Notes	82,484	89,645
	$207,200	$259,882

The fair value of the revolving credit facility is equal to its carrying value and is considered a Level 2 fair value measurement (defined as inputs other than quoted prices in active markets that are either directly or indirectly observable) due to the variable nature of its interest rate. The fair values associated with the Second–priority Senior Secured Notes were quoted as of June 30, 2009 at trading prices of $78.50 and $76.00, increases of 32.2% and 13.8%, respectively, from the quoted values at December 31, 2008. The fair value of the Second-priority Senior Secured Notes is considered a Level 2 fair value measurement (defined as inputs other than quoted prices in active markets that are either directly or indirectly observable) of the fair value hierarchy determined on their quoted market value. The fair value of the Senior Subordinated Notes is based on their book value since these notes are not publicly traded and it is not practical to measure their fair value. These notes would be valued within Level 3 on the fair value hierarchy as little or no market data exists related to the notes.

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

The Company has three reportable segments: Direct Call Provisioning, Offender Management Software and Wholesale Services. Through these segments, the Company provides inmate telecommunications products and services for correctional facilities, including security enhanced call processing, call validation and billing services for inmate calling, and software solutions to manage and monitor inmate, parole and probation activity. Depending upon the contractual relationship at the site and the type of customer, the Company provides these products and services primarily through direct contracts between the Company and correctional facilities. A smaller portion of our business is provided through wholesale service agreements with other telecommunications service providers and system sales to certain telecommunications providers. The Company’s foreign operations, revenues and long-lived assets are reported in the offender management software segment.

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

Segment information for the six months ended June 30, 2008 (unaudited) is as follows (in thousands):

		Offender
	Direct Call	Management	Wholesale	Corporate
	Provisioning	Software	Services	& Other	Total
Revenue from external customers	$169,625	$11,615	$16,205	$-	$197,445
Segment gross margin	$45,300	$4,936	$8,173	$-	$58,409
Depreciation and amortization	14,288	1,922	982	62	17,254
Other operating costs and expenses	8,205	4,128	2,272	25,399	40,004
Operating income (loss)	$22,807	$(1,114)	$4,919	$(25,461)	1,151
Interest and other expense, net				19,455	19,455
Segment loss before income taxes					$(18,304)
Capital expenditures	$8,277	$59	$-	$404	$8,740
Total assets	$189,427	$58,648	$16,340	$12,508	$276,923
Goodwill	$37,936	$30,223	$-	$-	$68,159

Segment information for the six months ended June 30, 2009 (unaudited) is as follows (in thousands):

		Offender
	Direct Call	Management	Wholesale	Corporate
	Provisioning	Software	Services	& Other	Total
Revenue from external customers	$163,335	$11,547	$14,006	$-	$188,888
Segment gross margin	$46,268	6,172	$6,315	$-	$58,755
Depreciation and amortization	14,383	1,651	76	62	16,172
Other operating costs and expenses	9,268	4,814	1,105	18,470	33,657
Operating income (loss)	$22,617	$(293)	$5,134	$(18,532)	8,926
Interest and other expense, net				19,699	19,699
Segment loss before income taxes					$(10,773)
Capital expenditures	$5,707	$126	$331	$320	$6,484
Total assets	$177,861	$47,306	$12,997	$10,313	$248,477
Goodwill	$37,936	$26,720	$-	$-	$64,656

Segment information for the three months ended June 30, 2008 (unaudited) is as follows (in thousands):

		Offender
	Direct Call	Management	Wholesale	Corporate
	Provisioning	Software	Services	& Other	Total
Revenue from external customers	$84,727	$7,426	$7,620	$-	$99,773
Segment gross margin	$22,823	$3,412	$3,874	$-	$30,109
Depreciation and amortization	7,334	960	330	32	8,656
Other operating costs and expenses	3,091	2,123	1,125	13,602	19,941
Operating income (loss)	$12,398	$329	$2,419	$(13,634)	1,512
Interest and other expense, net				9,271	9,271
Segment loss before income taxes					$(7,759)
Capital expenditures	$4,237	$34	$-	$396	$4,667

Segment information for the three months ended June 30, 2009 (unaudited) is as follows (in thousands):

		Offender
	Direct Call	Management	Wholesale	Corporate
	Provisioning	Software	Services	& Other	Total
Revenue from external customers	$80,418	$5,332	$6,918	$-	$92,668
Segment gross margin	$23,019	$2,864	$2,997	$-	$28,880
Depreciation and amortization	7,308	855	39	31	8,233
Other operating costs and expenses	4,528	2,292	480	9,622	16,922
Operating income (loss)	$11,183	$(283)	$2,478	$(9,653)	3,725
Interest and other expense, net				9,087	9,087
Segment loss before income taxes					$(5,362)
Capital expenditures	$3,310	$20	$116	$316	$3,762

Note 6 - Redeemable Convertible Preferred Stock

At June 30, 2009, the Company had 5,100 shares of Series A Redeemable Convertible Preferred Stock (“Preferred Stock”). Each share of the Preferred Stock has a stated value of $2,253 as of June 30, 2009 and accrues dividends annually at 12.5% of the stated value. The Preferred Stock has a liquidation preference equal to the greater of its per share purchase price plus any accrued but unpaid dividends and the amount the holder would receive if such share were converted to shares of common stock. At the election of the Board of Directors, the Company may redeem shares of Preferred Stock at any time on or after January 1, 2010. The redemption price will be equal to the greater of the liquidation amount or the fair market value as of the redemption date.

Each share of Preferred Stock is convertible into 200 shares of Common Stock, as adjusted for certain events. The intrinsic value of the conversion option was zero, as the fair value of the Common Stock was less than the conversion price at the commitment date.

The Company accrues dividends on the Preferred Stock; however, the Credit Agreement contains financial and operating covenants which limit the ability to make dividend payments to the Company’s shareholders. As of June 30, 2009, the Company had accrued but unpaid dividends of $2.0 million for the Series A Preferred Stock. The accrued but unpaid dividends are included in the redemption value of the Preferred Stock.

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

As of June 30, 2009, 14,132 shares of Common Stock were issued and outstanding and 143,779 shares of the Class B Common Stock were outstanding. Shares of Class B Common Stock are subject to vesting as described below. Other than provisions related to vesting and a $57,000 per share liquidation preference for the Common Stock, holders of the shares of Common Stock and Class B Common Stock have identical rights and privileges. The Company’s credit facilities substantially restrict the ability to pay dividends to holders of common stock.

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

Restricted Stock Purchase Plan

The Company has a 2004 Restricted Stock Purchase Plan under which certain of its employees may purchase shares of Class B Common Stock. The maximum number of authorized shares that may be delivered pursuant to awards granted under the 2004 Restricted Stock Purchase Plan is 175,000, which equaled 10.4% of our total authorized shares of common stock.

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

As of June 30, 2009, 143,779 shares of Class B Common Stock were issued under the 2004 Restricted Stock Purchase Plan. Of this amount, (a) 57,072 of these shares were issued to our Chief Executive Officer; (b) 11,414 shares were issued to our Chief Financial Officer; and (c) 75,293 shares were issued to the Company’s executives and Board of Directors. During the quarter, 23,211 shares were forfeited related to the departure of an executive.

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

From time to time, inmate telecommunications providers, including the Company, are parties to judicial and regulatory complaints and proceedings initiated by inmates, consumer protection advocates or individual called parties alleging, among other things, that excessive rates are being charged with respect to inmate collect calls, that commissions paid by inmate telephone service providers to the correctional facilities are too high, that a call was wrongfully disconnected, that security notices played during the call disrupt the call, that the billed party did not accept the collect calls for which they were billed or that rate disclosure was not provided or was inadequate. On occasion, we are also the subject of regulatory complaints regarding our compliance with various matters including tariffing, access charges, payphone compensation requirements and rate disclosure issues. In March 2007, the FCC asked for public comment on a proposal from an inmate advocacy group to impose a federal rate cap on interstate inmate calls. This proceeding could have a significant impact on the rates that we and other companies in the inmate telecommunications industry may charge. Similar proposals have been pending before the FCC for more than four years without action by the agency. This newest proceeding remains under review by the FCC and has received strong opposition from the inmate telecommunications industry. In August 2008, a group of inmate telephone service providers provided the FCC with an "industry wide" cost of service study for their consideration.

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

In July 2009, Evercom filed suit against Combined Public Communications, Inc. (“CPC”), in the United States District Court for the Western District of Kentucky, for tortious interference with Evercom’s contracts for the provision of telecommunications services with correctional facilities throughout the Commonwealth of Kentucky and the State of Indiana. This case is in its early stages and we cannot predict the outcome at this time. We intend to vigorously uphold all of our contractual obligations with facility customers.

In July 2009, the Company filed a petition with the Federal Communications Commission (“FCC”) seeking affirmation of the Company’s right to block attempts by inmates to use services designed to circumvent its secure calling platforms.  These illicit services are not permitted to carry calls from any correctional facility, and the Company has received strong support from its correctional authority clients to stop this activity.  The FCC has long-standing precedent that permits inmate telecommunications service providers to block such attempts.  The FCC has asked that interested parties file comments to the Company’s petition by August 31, 2009. This matter is in its early stages and we cannot predict the outcome at this time.

In July 2009, T-Netix filed suit in the U.S. Federal District Court for the Eastern District of Texas against Public Communication Services, Inc. for patent infringement of various T-Netix’s patents. This case is in its early stages and we cannot predict the outcome at this time.

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

Overview

We are one of the largest independent providers of inmate telecommunications and software solutions services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities such as juvenile detention centers, private jails and halfway houses in the United States and Canada. As of June 30, 2009, we provided service to approximately 2,300 correctional facilities.

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

We also provide a sophisticated and comprehensive software system for correctional facilities and law enforcement agencies for complete offender management. Our system provides correctional facilities with the ability to manage and monitor inmate, parole and probation activity and development at a high degree of sophistication and complexity.

Revenues

We derived approximately 86% of our revenues for the six months ended June 30, 2008 and 2009, respectively, from our direct operation of inmate telecommunication systems and the provision of related services located in correctional facilities within 44 states, including the District of Columbia. We enter into multi-year agreements under direct, or “prime” contracts with the correctional facilities, pursuant to which we serve as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, we pay a commission to the correctional facility based upon inmate telephone use. Our commission rates averaged approximately 44% and 43% for the six months ended June 30, 2008 and 2009, respectively. We install and generally retain ownership of the telephones and the associated equipment and provide additional services tailored to the specialized needs of the corrections industry and to the requirements of each individual correctional facility, such as call activity recording and call blocking. In our direct call provisioning business, we earn the full retail value of the call and pay corresponding line charges and commissions. As a result, our direct call provisioning business gross profit dollars are higher, but our gross profit percentage is lower than in our wholesale services business.

We derived approximately 6% of our revenues from our offender management software business for the six months ended June 30, 2008 and 2009, respectively. Offender management systems are platforms that allow facilities managers and law enforcement personnel to analyze data to reduce costs, prevent and solve crimes and facilitate rehabilitation through a single user interface. Revenue related to offender management software is recognized under Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue is recognized using the residual method when the fair value of vendor specific objective evidence (“VSOE”) of the undelivered element is determined. If the VSOE of fair value cannot be determined for any undelivered element or any undelivered element is essential to the functionality of the delivered element, revenue is deferred until such criteria are met or recognized as the last element is delivered. Under the residual method, the fair value of the undelivered elements is deferred and the difference between the total arrangement fee and the amount recorded as deferred revenue for the undelivered elements is recognized as revenue related to the delivered elements. We believe that we have the most functionally complete offender management system available on the market. Our offender management software business complements our direct call provisioning business.

We derived approximately 8% and 7% of our revenues for the six months ended June 30, 2008 and 2009, respectively, from the wholesale services business. We derive this revenue through (1) validation, uncollectible account management and billing services (solutions services), (2) providing equipment, security enhanced call processing, call validation and service and support through the primary inmate telecommunications providers (telecommunications services), and (3) the sale of equipment to other telecommunications companies as customers or service partners.

In the solutions business within wholesale services, accounts receivable generated from calls placed by inmates in correctional facilities are typically purchased from the third party inmate telecommunication providers and we accept responsibility for call validation, uncollectible accounts, and billing and collections costs. However, all purchased receivables must be processed and validated through our risk management system prior to allowing the call to be completed and also must be billed through our proprietary billing systems. Revenues from our solutions services equal the difference between the face value of the receivables purchased and the amount we pay our solutions partners for the discounted accounts receivable. Because revenues associated with our solutions business represent only approximately 20% to 40% of the face value of the receivables purchased, the associated billing and collection fees and uncollectible account expense represent a much higher percentage of revenues as compared to our direct call provisioning business. In the solutions business, we do not bear any of the costs of facility commissions, equipment, line charges or direct sales charges, but bear the risk of unbillable and uncollectible accounts receivable.

In the telecommunications services business within wholesale services, we provide equipment, security enhanced call processing, call validation, and service and support through the telecommunications providers, rather than directly to the facility. Although our revenues for services to telecommunications service providers are lower than in our direct call provisioning business, where we provide the service to the facility directly and receive the retail value of the call, we do not incur all the additional capital costs related to these larger contracts that can require up-front or guaranteed commission payments. Our gross margin percentage for providing telecommunications services is higher than the margin for our direct call provisioning business because we do not incur commissions, transport costs or risk of collection. We also sell equipment, typically consisting of our inmate calling system, to a limited number of telecommunication services providers.

In our direct call provisioning and solutions businesses, we accumulate call activity data from our various installations and bill our revenues related to this call activity against prepaid customer accounts or through direct billing agreements with LEC billing agents, or in some cases through billing aggregators that bill end users. We receive payment on a prepaid basis for the majority of our call provisioning and record deferred revenue until the prepaid balances are used. In each case, we recognize revenue when the calls are completed and record the related telecommunication costs for validating, transmitting, billing and collection, bad debt, and line and long-distance charges, along with commissions payable to the facilities. In our telecommunications services business, our service partner bills the called party and we either share the revenues with our service partner or receive a prescribed fee for each call completed. We also charge fees for additional services such as customer support and advanced validation. Historically in our direct call provisioning business, the first quarter of the year is the best seasonal quarter for revenue.

Cost of Service

Our principal cost of service for our direct call provisioning business consists of commissions paid to correctional facilities, which are typically expressed as a percentage of either gross or net direct call provisioning revenues and are typically fixed for the term of the agreements with the facilities. Our cost of service for direct call provisioning also includes (1) bad debt expense, consisting of unbillable and uncollectible accounts; (2) billing and collection charges; (3) telecommunication costs such as telephone line access, long distance and other charges; and (4) field operations and maintenance costs for service on our installed base of inmate telephones. We pay monthly line and usage charges to RBOCs and other LECs for interconnection to the local network for local calls. We also pay fees to RBOCs and other LECs and long distance carriers based on usage for long distance calls. Third-party billing charges consist of payments to LECs and other billing service providers for billing and collecting revenues from called parties.

Cost of service associated with our offender management software business primarily includes salaries and related costs of employees and contractors, who provide technological services to develop, customize or enhance the software for our clients.

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

Bad debt expense tends to rise with higher unemployment rates and as the economy worsens, and is subject to numerous factors, some of which may not be known. To the extent our bad debt management system overcompensates for bad debt exposure by limiting credit to billed parties, our revenues and profitability may decline as fewer calls are permitted to be made. In 2008, we tightened our credit policy to reduce our risk of loss from bad debts. Consequently, billed minutes, revenues and operating income were negatively impacted in the latter part of 2008 and the first half of 2009. We expect this trend to continue through 2009 or until the economic environment improves substantially. Furthermore, considering our bad debt visibility is delayed an average of six to nine months, risk exists that future write-offs may be incurred.

Field Operations and Maintenance Costs. Field operations and maintenance costs consist of service administration costs for correctional facilities. These costs include salaries and related personnel expenses, communication costs, and inmate calling systems repair and maintenance expenses.

Selling, General & Administrative Expenses

SG&A expense consists of corporate overhead and selling expenses, including customer service, marketing, accounting, legal, regulatory, and research and development costs. Customer service costs consist of both in-house and outsourced customer service representatives who handle questions and concerns and take payments from billed parties.

Industry Trends

The corrections industry, which includes the inmate calling and offender management software markets, is and can be expected to remain highly competitive.  We compete directly with numerous other suppliers of inmate call processing systems and other corrections-related products (including our own wholesale service provider customers) that market their products to our same customer base. Contracts to service correctional facilities are typically subject to competitive bidding, and as we seek to secure inmate telecommunications contracts with larger county and state departments of corrections, we may be required to provide surety bonds or significant up-front payments such as signing bonuses and guaranteed commissions, as well as incur the cost of equipment and installation costs. We provide our wholesale products and services to inmate telecommunications service providers, such as Global Tel*Link, Embarq, AT&T, and FSH Communications.

Our offender management software business is being particularly impacted by the current economic downturn as government budgets have been negatively impacted. Corrections agencies are increasing the amount of time they take to evaluate proposals, process contracts and change orders, and in some cases are deferring or cancelling orders for the purchase of technology solutions. Agencies are being extremely careful as all purchases are under increased scrutiny and require additional steps before approval.  It appears that the U.S. federal government economic stimulus programs may provide some relief domestically, but it is unclear how and when these funds will find their way to individual agencies. The global nature of the downturn is having much of the same impact overseas as in the domestic market

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Revenues. Compared to the second quarter of the prior year, consolidated revenues decreased $7.1 million, or 7.1%, to $92.7 million.  The primary components of the change in revenues are provided below:

	For the Three Months Ended
	June 30,	June 30,
	2008	2009	Variance	% Change
(Dollars in thousands)	(Unaudited)
Direct call provisioning	$84,727	$80,418	$(4,309)	(5.1)%
Offender management software	7,426	5,332	(2,094)	(28.2)
Wholesale services	7,620	6,918	(702)	(9.2)
Total revenue	$99,773	$92,668	$(7,105)	(7.1)%

Direct call provisioning revenues decreased $4.3 million, or 5.1%, to $80.4 million resulting primarily from lower call volumes due to the economic recession and other factors, combined with a mix change between higher priced long distance calling and lower priced local calling and a $0.5 million decrease resulting from the loss of contracts, net of contracts won. It is likely we will continue to see a reduction in direct call provisioning revenues over the remainder of 2009 because of the economic recession. Additionally, we will continue to seek to improve our margins by only bidding for state and county contracts that meet our profitability requirements, which could result in a short-term reduction of revenues if we are unable to renew contracts at our minimum profitability requirements. However, new marketing and pricing strategies recently have been implemented to grow call volumes and revenues in the near and long-term.

Offender management software revenues decreased $2.1 million, or 28.2%, to $5.3 million. Excluding the impact of the amortization of the cost of acquired contracts that reduced 2008 revenues by $1.0 million, the decline in operating revenues was $3.1 million, or 37.0%, during the quarter. The majority of our offender management revenues have been associated with the implementation of our software for Her Majesty’s Prison Service in the United Kingdom through a sub-contracting agreement with Electronic Data Systems, Inc. The implementation phase of this contract was completed during the second quarter of 2009 causing the decline in revenues. We have started to generate revenues from new contracts in the United States as well as extend our work in the United Kingdom and Australia, and we continually seek to win new contracts. The global economic recession has significantly affected government budgets causing corrections agencies to delay or defer technology spending or cancel orders altogether, which, in turn, has had a negative impact on our ability to generate new contracts. Therefore, we cannot be assured that revenues will recover to their prior levels within the next year since it appears government agencies are experiencing the recession on a somewhat delayed basis from the rest of the economy.

Wholesale services revenues decreased by $0.7 million, or 9.2%, due to the ongoing trend of our wholesale partners, who also compete directly with us, to terminate our services as their underlying facility contracts expire. We expect wholesale services revenues to continue to decline over the remainder of 2009 as wholesale contracts continue to expire. The decrease in wholesale services revenue was partially offset by $1.7 million in revenues related to the installation and project management services associated with the Texas Department of Criminal Justice (TDCJ) contract.  We expect revenues related to the TDCJ contract to be approximately $4 to $5 million in 2009, or $3 to $4 million lower than previously expected, as a result of delays caused by the lengthy friends and family enrollment process required by TDCJ.

Cost of Service. Compared to the second quarter of the prior year, cost of service decreased $5.9 million, or 8.4%, to $63.8 million. The decrease was due primarily to lower direct provisioning and offender management software revenues, combined with cost reduction initiatives we implemented in 2008 and 2009 that decreased our direct costs as a percentage of revenues. A comparison of the components of our business segment gross margins is provided below:

	For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,
	2008		2009
(Dollars in thousands)	(Unaudited)		(Unaudited)
Direct call provisioning
Revenue	$84,727		$80,418
Cost of service	61,904	73.1%	57,399	71.4%
Segment gross margin	$22,823	26.9%	$23,019	28.6%
Offender management software
Revenue	$7,426		$5,332
Cost of service	4,014	54.1%	2,468	46.3%
Segment gross margin	$3,412	45.9%	$2,864	53.7%
Wholesale services
Revenue	$7,620		$6,918
Cost of service	3,746	49.2%	3,921	56.7%
Segment gross margin	$3,874	50.8%	$2,997	43.3%

Cost of service in our direct call provisioning segment decreased as a percentage of revenue to 71.4% from 73.1% due to lower commissions, network costs and field service expenses due to cost efficiencies and other initiatives implemented in 2008 and 2009, partially offset by higher billing and collection expenses due to price increases by many of the LECs that we must utilize for billing and collection services. Field service expenses declined due to efficiencies gained from the installation of our packet-based architecture, and we expect to leverage further cost efficiencies in 2009 through other initiatives that we believe will reduce our cost structure and improve our gross margin. Bad debt expense increased from 8.1% to 8.3% of revenues because of the current economic recession and high unemployment rates, even though we were able to shift additional customers to our prepaid products over the past year. Historically, our bad debt has been correlated to unemployment rates and we have developed statistical methods to identify high risk customers who we require to prepay for services. During the three months ended June 30, 2008 approximately 45% of our direct provisioning revenues were prepaid, while 55% of our direct provisioning revenues were prepaid for the same period in 2009. However, because our bad debt visibility is delayed by six to nine months, on average, risk exists that could result in us incurring future write-offs not yet known.

Cost of service in our offender management software segment as a percentage of revenue decreased to 46.3 % from 54.1%. Excluding the impact of the amortization of acquired contracts on revenues in the prior year quarter, cost of service as a percentage of revenues would have been consistent year over year. Costs for the offender management software segment primarily consist of salaries and related costs of employees and contractors who provide technological services to develop, customize or enhance the software for our clients.

Cost of service in our wholesale services segment as a percentage of revenue increased to 56.7% from 49.2% resulting from lower margins for project management and installation labor revenues associated with the TDCJ contract. Margins in this segment should improve during the second half of 2009 when we begin to generate more significant equipment and billing and collection revenues from this project than we did in the second quarter. Cost of service associated with traditional solutions services is primarily comprised of bad debt expense. During the second quarter of 2009, bad debt expense decreased from the same period in 2008 due primarily to the significant decrease in traditional solutions services revenues from the prior year. However, as discussed above, a rise in unemployment rates could cause an erosion of wholesale profitability should bad debt rates results deteriorate further.

SG&A. SG&A expenses of $16.9 million were $3.0 million, or 15.1%, lower than the prior year quarter. The decrease is primarily due to lower legal fees and over $1.5 million related to lower telecommunications and outsourcing costs as part of our cost reduction initiatives implemented over the past year. Because we continue to work on additional cost reduction initiatives we expect our SG&A expenses to continue to improve over the long term.

Depreciation and Amortization Expenses. Depreciation and amortization expenses of $8.2 million were $0.4 million, or 4.9%, lower than the prior year quarter resulting from assets that became fully depreciated or amortized.

Interest and Other Expenses, net. Interest and other expenses were $9.3 million and $9.1 million for the three months ended June 30, 2008 and 2009, respectively. The 2% decrease relates primarily to a $1.2 million decrease in foreign exchange transaction losses from the prior year quarter. Partially offsetting this decrease was a $1.0 million increase in interest expense arising from the increasing principal on the Senior Subordinated Notes due to interest paid-in-kind.

Income Tax Expense. Income tax expense for the three months ended June 30, 2008 was $0.8 million compared to $0.3 million for the three months ended June 30, 2009. The Company generates tax expense principally due to changes in its deferred tax balances and amounts due to state taxing jurisdictions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Revenues. Compared to the first six months of the prior year, consolidated revenues decreased $8.6 million or 4.3% to $188.9 million. The primary components of the decrease in revenues are provided below:

	For the Six Months Ended
	June 30,	June 30,
	2008	2009	Variance	% Change
(Dollars in thousands)	(Unaudited)
Direct call provisioning	$169,625	$163,335	$(6,290)	(3.7)%
Offender management software	11,615	11,547	(68)	(0.6)
Wholesale services	16,205	14,006	(2,199)	(13.6)
Total revenue	$197,445	$188,888	$(8,557)	(4.3)%

Direct call provisioning revenues decreased $6.3 million, or 3.7%, to $163.3 million resulting primarily from lower call volumes due to the economic recession and other factors, combined with a mix change between higher priced long distance calling and lower priced local calling. It is likely we will continue to see a reduction in direct call provisioning revenues over the remainder of 2009 because of the economic recession. However, new marketing and pricing strategies recently have been implemented to grow call volumes and revenues in the near and long-term.

Offender management software revenues decreased $0.1 million, or 0.6%, to $11.5 million. Excluding the impact of the amortization of the cost of acquired contracts that reduced 2008 revenues by $1.8 million, the decline in operating revenues was $1.9 million, or 14.1%, from the prior year to date period. The majority of our offender management revenues are currently associated with the implementation of our software for Her Majesty’s Prison Service in the United Kingdom, through a sub-contracting agreement with Electronic Data Systems, Inc. The implementation phase of this contract was completed during the second quarter of 2009 causing the significant decline in revenues. We have started to generate revenues from new contracts in the United States as well as extend our work in the United Kingdom and Australia, and we continually seek to win new contracts. The global economic recession has significantly affected government budgets causing corrections agencies to delay or defer technology spending or cancel orders altogether, which, in turn, has had a negative impact on our ability to generate new contracts. Therefore, we cannot be assured that revenues will recover to their prior levels within the next year since it appears government agencies are experiencing the recession on a somewhat delayed basis from the rest of the economy.

Wholesale services revenues decreased by $2.2 million, or 13.6%, due to the ongoing trend of our wholesale partners, who also compete directly with us, to terminate our services as their underlying facility contracts expire, partially offset by $2.4 million in revenues related to the installation and project management services associated with the TDCJ contract.  We expect wholesale services revenues to decline in 2009 as certain wholesale contracts continue to expire. We expect revenues related to the TDCJ contract to be approximately $4 to $5 million in 2009, or $3 to $4 million lower than previously expected, as a result of delays caused by the lengthy friends and family enrollment process required by TDCJ.

Cost of Service. Compared to the first half of 2008, cost of service decreased $8.9 million, or 6.4%, to $130.1 million. The decrease was due primarily to lower direct call provisioning and wholesale service segment revenues combined with cost reduction initiatives we implemented during the last half of 2008 and 2009 that decreased our direct costs as a percentage of revenues. A comparison of the components of our business segment gross margins is provided below:

	For the Six Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008		2009
(Dollars in thousands)	(Unaudited)		(Unaudited)
Direct call provisioning
Revenue	$169,625		$163,335
Cost of service	124,325	73.3%	117,067	71.7%
Segment gross margin	$45,300	26.7%	$46,268	28.3%
Offender management software
Revenue	$11,615		$11,547
Cost of service	6,679	57.5%	5,375	46.5%
Segment gross margin	$4,936	42.5%	$6,172	53.5%
Wholesale services
Revenue	$16,205		$14,006
Cost of service	8,032	49.6%	7,691	54.9%
Segment gross margin	$8,173	50.4%	$6,315	45.1%

Cost of service in our direct call provisioning segment decreased as a percentage of revenue to 71.7% from 73.3% due to lower commissions, network costs and field service expenses due to cost efficiencies and other profitability initiatives implemented during the latter part of 2008 and first half of 2009, partially offset by higher billing and collection expenses. Field service expenses decreased due to efficiencies gained from the installation of our packet-based architecture, and we expect to leverage further cost efficiencies in 2009 through other initiatives that we believe will reduce our cost structure and improve our gross margin. Bad debt expense increased from 8.4% to 8.5% of revenues because of the current economic recession and high unemployment rates, even though we were able to shift additional customers to our prepaid products during the past year. Historically, our bad debt has been correlated to unemployment rates and we have developed statistical methods to identify high risk customers who we require to prepay for services. During the six months ended June 30, 2008 approximately 45% of our direct provisioning revenues were prepaid, while 54% of our direct provisioning revenues were prepaid for the same period in 2009. Because our bad debt visibility is delayed by six to nine months, on average, we are at risk of incurring future write-offs.

Cost of service in our offender management software segment as a percentage of revenue decreased to 46.5 % from 57.5%. Excluding the impact of the amortization of acquired contracts on revenues in the prior year, cost of service as a percentage of revenues would have been fairly consistent year over year. Cost of service for the offender management software segment primarily represents salaries and related costs of employees and contractors who provide technological services to develop, customize or enhance the software for our clients.

Cost of service in our wholesale services segment as a percentage of revenue increased to 54.9% from 49.6% resulting from lower margins for project management and installation labor revenues associated with the TDCJ contract. Margins in this segment should improve over time as we begin to generate more significant equipment and billing and collection revenues from this project. Cost of service associated with traditional solutions services is primarily comprised of bad debt expense. During the six month period ended June 30, 2009, bad debt expense decreased from the same period in 2008 due primarily to the significant decrease in traditional solutions services revenues. However, a rise in unemployment rates could cause an erosion of wholesale profitability should bad debt rates deteriorate further.

SG&A. SG&A expenses of $33.7 million were $6.1 million, or 15.4%, lower than the same period in the prior year. The decrease is partially due to a settlement of an intellectual property dispute that was recorded against SG&A expense in the first quarter of 2009 as we had incurred legal and other professional service fees related to the settlement in SG&A. Additionally, the 2009 period benefited by $2.9 million from lower legal fees and over $2.0 million related to lower telecommunications and outsourcing costs as part of our cost reduction initiatives implemented over the past year. Because we continue to work on cost reduction initiatives, we expect our SG&A expenses to continue to improve over the long term.

Depreciation and Amortization Expenses. Depreciation and amortization expenses of $16.2 million were $1.1 million, or 6.3%, lower than the same period in prior year quarter resulting from assets that became fully depreciated or amortized.

Interest and Other Expenses, net. Interest and other expenses were $19.5 million and $19.7 million for the six months ended June 30, 2008 and 2009, respectively. The 1.3% increase relates primarily to the increasing principal on the Senior Subordinated Notes due to interest being paid-in-kind. Partially offsetting this increase was a $1.8 million decrease in foreign exchange transaction losses from the prior year period.

Income Tax Expense. Income tax expense for the six months ended June 30, 2008 was $0.2 million compared to $0.3 million for the six months ended June 30, 2009 due principally to changes in the deferred tax balances.

Liquidity and Capital Resources

The Company’s principal liquidity requirements are to service and repay our debt and meet our capital expenditure and operating needs. We are significantly leveraged. As of June 30, 2009, we had $302.6 million in total debt outstanding before considering $2.0 million of original issue discount on our Second-Priority Senior Secured Notes and $2.1 million of fair value attributable to warrants issued in connection with our Senior Subordinated debt financing, both of which are reflected as discounts to outstanding long-term debt in our condensed consolidated financial statements (see additional information on our long and short term debt under "Debt and Other Obligations" below). As of June 30, 2009, we had availability of $11.1 million under our working capital facility and a total stockholders’ deficit of $139.6 million.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current and expected level of operations, we believe our cash flow from operations, available cash and available borrowings under our $30.0 million revolving credit facility will be adequate to make required capital expenditures, service our indebtedness and meet our other working capital needs for at least twelve months from our balance sheet dated June 30, 2009. However, due to the economy and other uncertainties referred to above, there are no assurances that our available sources of cash will be sufficient to enable us to make such capital expenditures, service our indebtedness or to fund our other working capital needs. Further, in the event we wish to make additional acquisitions, we may need to seek additional financing.

Cash Flows

Our cash flow from operations is primarily attributable to the operations of our direct call provisioning business which represents 86% of our revenues for the six months ended June 30, 2009. The level of our cash flow depends on multiple factors, including contract renewals and new business as well as growth in inmate populations. Our net cash provided by operating activities is also affected by the level of our operating and other expenses.

The following table provides cash flow data for the six months ended June 30, 2008 and 2009:
	For the Six Months Ended
(Dollars in thousands)	June 30,	June 30,
	2008	2009
	(Unaudited)
Net cash provided by operating activities	$3,219	$11,395
Net cash used in investing activities	$(8,740)	$(6,384)
Net cash provided by financing activities	$7,226	$885

Cash Flows for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Net cash provided by operating activities for the six months ended June 30, 2009 consisted primarily of $25.1 million of operating income before considering non-cash expenses, such as $16.2 million of depreciation and amortization, offset by $11.4 million of cash paid for interest and $2.3 million in working capital use. Net cash used in operating activities for the six months ended June 30, 2008 consisted primarily of $18.4 million of operating income before considering non-cash expenses, such as $17.3 million of depreciation and amortization, offset by $11.0 million of cash paid for interest expense and $4.2 million of working capital use. The working capital fluctuations were due to the short-term month-end timing of certain normal operating receipts and disbursements.

Cash used in investing activities was $8.7 million and $6.4 million for the six months ended June 30, 2008 and 2009, respectively. The $6.4 million was utilized primarily for investments in infrastructure technology and equipment and intangibles to maintain and grow the direct call provisioning business. The decline in spending from 2008 was principally due to a lower number of equipment installations at customer sites and a decline in signing bonuses offered on newly acquired or renewed contracts.

Cash provided by financing activities was $7.2 million and $0.9 million for the six months ended June 30, 2008 and 2009, respectively. The 2009 amount of $0.9 million primarily relates to $2.4 million in net draws on the Company's revolving credit facility for short term operational needs offset partially by a reduction in outstanding checks. As of August 12, 2009, there were $18.9 million of borrowings and $11.1 million of unused availability under the revolving credit facility.

Debt and other Obligations

Revolving Credit Facility — On September 30, 2008, we and certain of our subsidiaries entered into a senior credit agreement with a lending institution and the other lenders party thereto (the “Credit Agreement”) to refinance our existing revolving credit facility. The Credit Agreement provides us with a $10 million letter of credit facility and a revolving facility of up to the lesser of (i) $30 million and (ii) 125% of consolidated EBITDA (as defined in the Credit Agreement) for the preceding 12 months less the face amount of outstanding letters of credit. The Credit Agreement expires on June 9, 2011. Advances bear interest at an annual rate of our option equal to one of the following: (a) LIBOR plus 4.0%, or (b) a rate equal to the Base Rate plus 3.0%. The Base Rate is the greater of (i) 5%, (ii) the Federal Funds rate plus 0.5%, or (iii) the prime rate (as defined in the Credit Agreement), which was 3.25% as of June 30, 2009. Interest is payable in arrears on the first day of each month. The unused availability under the Credit Agreement is subject to a fee based on a per annum rate of 0.375% due monthly. Borrowings under the Credit Agreement are secured by a first lien on substantially all of our and certain of our subsidiaries’ assets. We draw from the available credit under the Credit Agreement to cover normal business cash requirements. As of December 31, 2008 and June 30, 2009, we had $13.5 million and $11.1 million, respectively, of borrowing availability under the Credit Agreement.

Second-priority Senior Secured Notes — We have $194.0 million of the 11% Second-priority Senior Secured Notes outstanding. These notes were issued at a discount of $4.5 million, or 97.651% of face value. The Senior Secured Notes are secured by a second lien on substantially all of our and certain of the subsidiaries’ assets other than accounts receivable, inventory and real property.

All $194.0 million of principal is due September 9, 2011. To the extent we generate excess cash flow (as defined in the indenture) in any calendar year, we are required by the Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 102.75% of face value in 2009.  No excess cash flow payment was due for the six months ended June 30, 2009, because the Excess Cash Flow Amount (as defined in the Indenture) greater than $5.0 million was not generated. In the event we determine that the Excess Cash Flow Amount is likely to exceed $5.0 million in 2009, we may purchase Senior Secured Notes in the open market, by negotiated private transactions or otherwise, to reduce the aggregate Excess Cash Flow Amount to less than $5.0 million. We and our affiliates may from time to time seek to retire or purchase our outstanding debt, including the Notes, through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Interest is payable semiannually on March 1 and September 1. The effective interest rate is 11.3% on the Second-priority Senior Secured Notes.

The fair values associated with our Senior Secured Notes were quoted as of June 30, 2009, at trading prices of $78.50 and $76.00, increases of 32.2% and 13.8%, respectively, from the quoted value at December 31, 2008. We believe the increase in value is a result of a more positive debt market, the Company’s positive results reported during that timeframe, and additional trading volume.

Senior Subordinated Notes — We have outstanding $89.6 million of Senior Subordinated Notes unsecured and subordinate to the revolving credit facility, that bear interest at an annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by our revolving credit facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated Notes. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013. In connection with the issuance of the Senior Subordinated Notes, we issued warrants to acquire 51 shares of our common stock at an exercise price of $10 per share to the Senior Subordinated Noteholders. As a result, we discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance. For the six months ended June 30, 2009, $7.2 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. The effective interest rate is 18.54% on the Senior Subordinated Notes.

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

Our credit facilities contain financial and operating covenants that require the maintenance of certain financial ratios, including specified fixed interest coverage ratios, maintenance of minimum levels of operating cash flows and maximum capital expenditure limitations. These covenants also limit our ability to incur additional indebtedness, make certain payments including dividends to shareholders, invest and divest company assets, and sell or otherwise dispose of capital stock. In the event that we fail to comply with the covenants and restrictions, as specified in the credit agreements, we may be in default, at which time payment of the long term debt and unpaid interest may be accelerated and become immediately due and payable. As of December 31, 2008 and June 30, 2009, the Company was in compliance with its debt covenants.

Other Long-Term Liabilities. Other long-term liabilities represent approximately $1.8 million of tenant improvement concessions pertaining to the lease of our primary facility that will be amortized over the life of the lease as prescribed by SFAS No. 13 and FASB Technical Bulletin 88-1. The Company recorded amortization totaling $0.2 million for these tenant improvement concessions during the six months ended June 30, 2009.

Capital Requirements

As of June 30, 2009, our contractual cash obligations and commitments on an aggregate basis were as follows:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt (1)	$-	$212,947	$44,823	$44,823	$302,593
Unrecognized tax benefits	-	-	-	616	616
Operating leases	3,174	4,520	3,637	1,349	12,680
Minimum commission payments	5,398	2,283	240	-	7,921
Minimum purchase guarantees	2,257	1,142	-	-	3,399
Total contractual cash obligations and commitments	$10,829	$220,892	$48,700	$46,788	$327,209

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

Revenues related to the offender management software segment are recognized under AICPA Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue is recognized using the residual method when the fair value of vendor specific objective evidence (“VSOE”) of the undelivered element is determined. If the VSOE of fair value cannot be determined for any undelivered element or any undelivered element is essential to the functionality of the delivered element, revenue is deferred until such criteria are met or recognized as the last element is delivered. Under the residual method, the fair value of the undelivered elements is deferred and the difference between the total arrangement fee and the amount recorded as deferred revenue for the undelivered elements is recognized as revenue related to the delivered elements.

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

Changes in Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. The Company adopted the provisions of SFAS No. 157 on January 1, 2008 for financial assets and liabilities. Effective January 1, 2009, the Company adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also require entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of SFAS 165; however, the adoption had no material impact on the Company’s consolidated financial condition, results of operations, cash flows, or disclosures.

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). With the issuance of SFAS 168, the FASB Accounting Standards Codification (“Codification”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification does not change current U.S. GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009. At that time, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market rate risk for changes in interest rates related to our revolving line of credit. Interest expense on our floating rate debt will increase more than expected if interest rates rise. Our $30.0 million revolving line of credit bears an interest rate equal to one of the following, at our option: (a) LIBOR plus 4.0%, or (b) a rate equal to the Base Rate plus 3.0%. The Base Rate is the greater of (i) 5%, (ii) the Federal Funds rate plus 0.5%, or (iii) the prime rate (as defined in the Credit Agreement). The effect of a 10% fluctuation in the interest rate on our revolving line of credit would have had a negligible impact on our interest expense for the six months ended June 30, 2008 and 2009. Approximately 94% of outstanding debt at June 30, 2009 is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact on net earnings and cash flows.

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

2. Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and expect to continue to be, subject to various legal and administrative proceedings or various claims in the normal course of business. We believe the ultimate disposition of these matters will not have a material effect on our financial condition, liquidity, or results of operations.

From time to time, inmate telecommunications providers, including the Company, are parties to judicial and regulatory complaints and proceedings initiated by inmates, consumer protection advocates or individual called parties alleging, among other things, that excessive rates are being charged with respect to inmate collect calls, that commissions paid by inmate telephone service providers to the correctional facilities are too high, that a call was wrongfully disconnected, that security notices played during the call disrupt the call, that the billed party did not accept the collect calls for which they were billed or that rate disclosure was not provided or was inadequate. On occasion, we are also the subject of regulatory complaints regarding our compliance with various matters including tariffing, access charges, payphone compensation requirements and rate disclosure issues. In March 2007, the FCC asked for public comment on a proposal from an inmate advocacy group to impose a federal rate cap on interstate inmate calls. This proceeding could have a significant impact on the rates that we and other companies in the inmate telecommunications industry may charge. Similar proposals have been pending before the FCC for more than four years without action by the agency. This newest proceeding remains under review by the FCC and has received strong opposition from the inmate telecommunications industry. In August 2008, a group of inmate telephone service providers provided the FCC with an "industry wide" cost of service study for their consideration.

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

In July 2009, Evercom filed suit against Combined Public Communications, Inc. (“CPC”), in the United States District Court for the Western District of Kentucky, for tortious interference with Evercom’s contracts for the provision of telecommunications services with correctional facilities throughout the Commonwealth of Kentucky and the State of Indiana. This case is in its early stages and we cannot predict the outcome at this time. We intend to vigorously uphold all of our contractual obligations with facility customers.

In July 2009, the Company filed a petition with the Federal Communications Commission (“FCC”) seeking affirmation of the Company’s right to block attempts by inmates to use services designed to circumvent its secure calling platforms.  These illicit services are not permitted to carry calls from any correctional facility, and the Company has received strong support from its correctional authority clients to stop this activity.  The FCC has long-standing precedent that permits inmate telecommunications service providers to block such attempts.  The FCC has asked that interested parties file comments to the Company’s petition by August 31, 2009. This matter is in its early stages and we cannot predict the outcome at this time.

In July 2009, T-Netix filed suit in the U.S. Federal District Court for the Eastern District of Texas against Public Communication Services, Inc. for patent infringement of various T-Netix’s patents. This case is in its early stages and we cannot predict the outcome at this time.

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

SECURUS TECHNOLOGIES, INC. (Registrant)

DATE: August 13, 2009	By:	/s/ RICHARD A. SMITH
Richard A. Smith
Chairman of the Board, President, and
Chief Executive Officer

DATE: August 13, 2009	By:	/s/ WILLIAM D. MARKERT
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