Form 10-Q
period 2009-09-30
Securus Technologies, Inc.
filed 2009-11-13
CIK 1320051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]          No   [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files).  Yes [ ]     No   [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act :

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

Shares outstanding of each of the Registrant’s classes of common stock:

Class	Outstanding at November 12, 2009
Class A Common Stock	14,132 shares
Class B Common Stock	126,660 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4. CONTROLS AND PROCEDURES	32
PART II — OTHER INFORMATION	33
ITEM 1. LEGAL PROCEEDINGS	33
ITEM 1A. RISK FACTORS	34
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	35
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	35
ITEM 5. OTHER INFORMATION	35
ITEM 6. EXHIBITS	35

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,	September 30,
	2008	2009
ASSETS		(Unaudited)
Cash and cash equivalents	$6,576	$1,857
Restricted cash	1,599	1,363
Accounts receivable, net	45,316	38,204
Prepaid expenses	6,116	6,715
Current deferred income taxes	1,973	1,969
Total current assets	61,580	50,108
Property and equipment, net	35,364	29,000
Intangibles and other assets, net	98,550	93,778
Goodwill	63,468	66,736
Total assets	$258,962	$239,622

LIABILITIES , REEDEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable	$14,743	$14,780
Accrued liabilities	44,371	32,539
Deferred revenue and customer advances	15,069	14,577
Current deferred income taxes	817	762
Total current liabilities	75,000	62,658
Deferred income taxes	10,893	12,156
Long-term debt	288,341	290,558
Other long-term liabilities	2,238	3,283
Total liabilities	376,472	368,655

Commitments and contingencies

Series A redeemable convertible preferred stock, $2,253 stated value, total redemption value $11,489 and $12,566 at December 31, 2008 and September 30, 2009; 5,100 shares authorized and outstanding at December 31, 2008 and September 30, 2009	11,321	12,445

Stockholders’ deficit:
Common stock, $0.001 par value; 1,355,000 and 1,675,000 shares authorized at December 31, 2008 and September 30, 2009; 161,037 and 140,792 shares issued and outstanding at December 31, 2008 and September 30, 2009	8	8
Additional paid-in capital	34,304	33,180
Accumulated other comprehensive loss	(2,701)	30
Accumulated deficit	(160,442)	(174,696)
Total stockholders’ deficit	(128,831)	(141,478)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$258,962	$239,622

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2008 and 2009

(Dollars in thousands)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2008	2009	2008	2009
	(Unaudited)		(Unaudited)
Revenue:
Direct call provisioning	$81,661	$74,871	$251,286	$238,206
Offender management software	7,427	4,850	19,042	16,397
Wholesale services	6,706	7,388	22,911	21,394
Total revenue	95,794	87,109	293,239	275,997
Cost of service (exclusive of depreciation and amortization shown separately below):
Direct call provisioning, exclusive of bad debt expense	54,130	47,489	164,217	150,736
Direct call provisioning bad debt expense	6,171	5,230	20,410	19,050
Offender management software expense	3,693	1,819	10,372	7,194
Wholesale services expense	3,023	4,551	11,054	12,242
Total cost of service	67,017	59,089	206,053	189,222
Selling, general and administrative expense	16,054	13,686	55,835	47,342
Restructuring costs	-	-	224	-
Depreciation and amortization	8,873	7,713	26,126	23,885
Total operating costs and expenses	91,944	80,488	288,238	260,449
Operating income	3,850	6,621	5,001	15,548
Interest and other expenses, net	10,137	9,287	29,593	28,986
Loss before income taxes	(6,287)	(2,666)	(24,592)	(13,438)
Income tax expense	351	468	526	816
Net loss	(6,638)	(3,134)	(25,118)	(14,254)
Accrued dividends on redeemable convertible preferred stock	(334)	(375)	(1,017)	(1,124)
Net loss available to common stockholders	$(6,972)	$(3,509)	$(26,135)	$(15,378)

See accompanying notes to condensed consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2008 and 2009

(Dollars in thousands)

	September 30,	September 30,
	2008	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,118)	$(14,254)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,126	23,885
Amortization of fair value of contracts acquired	2,761	-
Deferred income taxes	(1,199)	667
Conversion of interest paid “in kind” to senior subordinated notes	9,288	10,971
Amortization of deferred financing costs and debt discounts	2,578	3,079
Other operating activities, net	26	(4)
Changes in operating assets and liabilities:
Restricted cash	(58)	240
Accounts receivable	10,175	7,707
Prepaid expenses and other current assets	(557)	(539)
Other assets	634	(2,993)
Accounts payable	(7,577)	(3,143)
Accrued liabilities	(4,513)	(11,912)
Net cash provided by operating activities	$12,566	$13,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment and intangible assets	$(13,360)	$(10,257)
Proceeds from sale of asset	-	150
Net cash used in investing activities	$(13,360)	$(10,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances (payments) on revolving credit facility	$319	$(9,512)
Change in cash overdraft	4,568	3,005
Debt issuance costs	(1,468)	(77)
Advance payment to related party	(2,174)	-
Net cash provided by (used in) financing activities	$1,245	$(6,584)
Effect of exchange rates on cash and cash equivalents	$1,067	$(1,732)
Increase/(decrease) in cash and cash equivalents	$1,518	$(4,719)
Cash and cash equivalents at the beginning of the period	2,072	6,576
Cash and cash equivalents at the end of the period	$3,590	$1,857

SUPPLEMENTAL DISCLOSURES:
Cash paid during period for:
Interest	$21,813	$22,613
Income taxes	$846	$1,083

NONCASH FINANCING AND INVESTING ACTIVITIES:
Leasehold improvements paid by landlord	$710	$155

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2008 and 2009 have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of Securus.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal and recurring nature.  Interim results are not necessarily indicative of the results that may be expected for the year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Securus’ December 31, 2008 Annual Report on Form 10-K.

Management evaluated the disclosure of any material subsequent events through November 13th, 2009, which was the date the financial statements were issued.

Reclassification

Certain amounts in the September 30, 2008 unaudited condensed consolidated financial statements have been reclassified to conform to current period presentation. This reclassification had no impact on operating income, net loss, cash flows or the financial position of the Company for the prior periods presented.

Accounting Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period.  Significant items subject to such estimates include the valuation allowances for receivables, the recoverability of property and equipment, goodwill, intangible and other assets, and deferred income taxes.  Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, T-Netix, Evercom, and Syscon. All significant intercompany accounts and transactions have been eliminated in consolidation.

Income Taxes

The Company records deferred tax assets and liabilities at an amount equal to the expected future tax consequences of transactions and events. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company’s unrecognized tax benefits as of September 30, 2009 amounted to $0.7 million, including interest and penalties of $0.1 million. The amount of unrecognized tax benefits that would impact the effective rate, if recognized, would reduce the benefit by $0.3 million. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance establishing a framework for measuring fair value in GAAP and expanded disclosure about fair value measurements. The Company adopted the provisions on January 1, 2008 for financial assets and liabilities. Effective January 1, 2009, the Company adopted the FASB guidance for nonfinancial assets and nonfinancial liabilities. The adoption of the new guidance did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In May 2009, the FASB issued guidance which established general standards of accounting disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The FASB requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The guidance was effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company adopted the provision; however, the adoption had no material impact on the Company’s consolidated financial condition, results of operations, cash flows, or disclosures.

In July 2009, the FASB issued new guidance on the Accounting Standards Codification (“Codification”). With the issuance of this new guidance, the FASB Codification becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission. The Codification does not change current GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provision; however, the adoption had no material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The adoption of this accounting guidance will not have an impact on our consolidated financial statements.

Comprehensive Loss

The Company reports comprehensive loss for certain items, such as foreign currency translation adjustments, as a separate component of stockholders’ deficit. Total comprehensive loss for the three months ended September 30, 2008 and 2009 was $7.5 million and $1.5 million, respectively. Total comprehensive loss for the nine months ended September 30, 2008 and 2009 was $26.8 million and $11.5 million, respectively.

Note 2 – Balance Sheet Components

Accounts receivable, net consists of the following (in thousands):

	December 31,	September 30,
	2008	2009
		(Unaudited)
Accounts receivable, net:
Trade accounts receivable	$50,129	$42,177
Other receivables	367	1,311
	50,496	43,488
Less: Allowance for doubtful accounts	(5,180)	(5,284)
	$45,316	$38,204

Direct call provisioning bad debt expense for the three and nine months ended September 30, 2008 was $6.2 million, or 7.6%, and $20.4 million, or 8.1%, respectively, of direct call provisioning revenue of $81.7 million and $251.3 million. Direct call provisioning bad debt expense for the three and nine months ended September 30, 2009 was $5.2 million, or 7.0%, and $19.1 million, or 8.0%, respectively, of direct call provisioning revenue of $74.9 million and $238.2 million.

Property and equipment, net consists of the following (in thousands):

	December 31,	September 30,
	2008	2009
		(Unaudited)
Property and equipment, net:
Telecommunications equipment	$60,291	$60,758
Leasehold improvements	3,860	4,344
Construction in progress	3,348	2,078
Office equipment	19,215	21,119
	86,714	88,299
Less: Accumulated depreciation and amortization	(51,350)	(59,299)
	$35,364	$29,000

Intangibles and other assets, net consists of the following (in thousands):

	December 31, 2008
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$24,129	$(8,351)	$15,778	9.8
Deferred financing costs	15,308	(5,499)	9,809	5.8
Capitalized software development costs	25,964	(13,495)	12,469	4.5
Custom software development costs	6,698	(1,060)	5,638	10.0
Acquired contract rights	96,714	(44,645)	52,069	9.9
Deposits and other long-term assets	1,846	-	1,846	-
Non-compete and employee agreements	1,540	(599)	941	4.3
	$172,199	$(73,649)	$98,550

	September 30, 2009 (Unaudited)
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$24,597	$(9,617)	$14,980	9.8
Deferred financing costs	15,385	(7,820)	7,565	5.8
Capitalized software development costs	30,375	(16,368)	14,007	4.6
Custom software development costs	7,680	(1,819)	5,861	10.0
Acquired contract rights	97,680	(51,892)	45,788	9.9
Deposits and other long-term assets	4,845	-	4,845	-
Non-compete and employee agreements	1,759	(1,027)	732	4.3
	$182,321	$(88,543)	$93,778

At December 31, 2008 and September 30, 2009, the carrying amount assigned to patents and trademarks that were not subject to amortization was $2.7 million.

Amortization expense for the three and nine months ended September 30, 2008 was $5.9 million (of which $0.6 million was included in interest expense and $0.9 million was amortized against revenue), and $17.4 million (of which $1.8 million was included in interest expense and $2.8 million was amortized against revenue), respectively. Amortization expense for the three and nine months ended September 30, 2009 was $5.1 million (of which $0.8 million was included in interest expense), and $15.6 million (of which $2.3 million was included in interest expense), respectively. Estimated amortization expense related to intangibles and other assets, excluding deferred financing costs, the fair value of acquired Syscon in-process operating contracts and other assets, at September 30, 2009, and for each of the next five years through September 30, 2014, and thereafter, is summarized as follows (in thousands):

Year ending September 30,	(Unaudited)
2010	$17,672
2011	15,268
2012	12,699
2013	8,211
2014	7,608
Thereafter	17,174
$78,632

Accrued liabilities consist of the following (in thousands):

	December 31,	September 30,
	2008	2009
Accrued liabilities:		(Unaudited)
Accrued expenses	$26,433	$21,953
Accrued compensation	6,287	3,737
Accrued facility exit costs	207	51
Accrued taxes	4,187	4,955
Accrued interest and other	7,257	1,843
	$44,371	$32,539

 Note 3 – Goodwill

Goodwill allocated to our reportable segments is summarized as follows (in thousands):

		Offender
	Direct Call	Management
	Provisioning	Software	Total
Balance at December 31, 2007	$37,936	$31,099	$69,035
Foreign currency translation	-	(5,567)	(5,567)
Balance at December 31, 2008	$37,936	$25,532	$63,468
Foreign currency translation	-	3,268	3,268
Balance at September 30, 2009	$37,936	$28,800	$66,736

Note 4 – Debt

Debt consists of the following (in thousands):

	December 31,	September 30,
	2008	2009
		(Unaudited)
Revolving credit facility	$16,511	$6,999
Second-priority senior secured notes	194,000	194,000
Senior subordinated notes	82,484	93,455
	292,995	294,454
Less unamortized discount on senior secured notes and senior subordinated notes	(4,654)	(3,896)
	$288,341	$290,558

Revolving Credit Facility — On September 30, 2008, the Company and certain of its subsidiaries entered into a senior credit agreement with a lending institution and the other lenders party thereto (the “Credit Agreement”) to refinance its existing revolving credit facility. The Credit Agreement provides the Company with a $10 million letter of credit facility and a revolving facility of up to the lesser of (i) $30 million and (ii) 125% of the Company’s consolidated EBITDA (as defined in the Credit Agreement) for the preceding 12 months less the face amount of outstanding letters of credit. The Credit Agreement expires on June 9, 2011. Advances bear interest at an annual rate of our option equal to either: (a) LIBOR plus 4.0%, or (b) a rate equal to the Base Rate plus 3.0%. The Base Rate is the greater of (i) 5%, (ii) the Federal Funds rate plus 0.5%, or (iii) the prime rate (as defined in the Credit Agreement), which was 3.25% as of September 30, 2009. Interest is payable in arrears on the first day of each month. The unused availability under the Credit Agreement is subject to a fee based on a per annum rate of 0.375% due monthly. Borrowings under the Credit Agreement are secured by a first lien on substantially all of the Company’s and certain of the Company’s subsidiaries’ assets. The Company draws from the available credit under the Credit Agreement to cover normal business cash requirements. As of December 31, 2008 and September

30, 2009, the Company had $13.5 million and $23.0 million, respectively, of borrowing availability under the Credit Agreement.

Second-Priority Senior Secured Notes — The Company has $194.0 million of 11% Second-priority Senior Secured Notes outstanding. These notes were issued at a discount of $4.5 million, or 97.651% of face value. The Second-priority Senior Secured Notes are secured by a second lien on substantially all of the Company’s and certain of the Company’s subsidiaries’ assets other than accounts receivable, inventory and real property.

All $194.0 million of principal is due September 9, 2011. To the extent the Company generates excess cash flow (as defined in the indenture) in any calendar year, the Company is required by the Second-priority Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 102.75% of face value in 2009.  No excess cash flow payment was due for the year ended December 31, 2008 because an Excess Cash Flow Amount (as defined in the Indenture governing the terms of the Second-priority Senior Secured Notes) greater than $5.0 million was not generated. In the event we determine that the Excess Cash Flow Amount is likely to exceed $5.0 million in 2009, we may purchase Second-priority Senior Secured Notes in the open market, by negotiated private transactions or otherwise, to reduce the aggregate Excess Cash Flow Amount to less than $5.0 million.   We and our affiliates may from time to time seek to retire or purchase our outstanding debt, including the Notes, through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Interest is payable semiannually on March 1 and September 1. The effective interest rate is 11.3% on the Second-priority Senior Secured Notes.

Senior Subordinated Notes —The Company has outstanding $93.5 million of Senior Subordinated Notes, unsecured and subordinate to the revolving credit facility, that bear interest at an annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by our revolving credit facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated Notes. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013. In connection with the issuance of the Senior Subordinated Notes, the Company issued warrants to acquire 51.01 shares of its common stock at an exercise price of $10 per share to the Senior Subordinated Noteholders. As a result, the Company discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance. For the nine months ended September 30, 2009, $11.0 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. The effective interest rate is 18.50% on the Senior Subordinated Notes.

All of the Company’s domestic subsidiaries and certain of its foreign subsidiaries (collectively, the “Subsidiary Guarantors”) are fully, unconditionally, and jointly and severally liable for the revolving credit facility, Senior Subordinated Notes and Second-priority Senior Secured Notes. The Subsidiary Guarantors are wholly-owned. The Company has not included separate financial statements of guarantors because (a) their aggregate assets, liabilities, earnings and equity are presented on a consolidated basis and (b) the Company believes that separate financial statements and other disclosures concerning subsidiaries are not material to investors.

The Company’s credit facilities contain financial and operating covenants that require the maintenance of certain financial ratios, including specified fixed charge interest coverage ratios, maintenance of minimum levels of operating cash flows and maximum capital expenditure limitations. These covenants also limit the Company’s ability to incur additional indebtedness, make certain payments including dividends to shareholders, invest and divest company assets, and sell or otherwise dispose of capital stock. In the event that the Company fails to comply with these covenants and restrictions, it may be in default, at which time payment of the long term debt and unpaid interest may be accelerated by the Company’s lenders and become immediately due and payable.

Based on our current and expected levels of operations, we believe our cash flow from operations, available cash and available borrowings under our $30.0 million revolving credit facility will be adequate to continue to operate for at least twelve months from our balance sheet dated September 30, 2009.As of December 31, 2008 and September 30, 2009, the Company was in compliance with its debt covenants.

The fair value of our debt instruments is as follows (in thousands):

	December 31, 2008	September 30, 2009
Revolving Credit Facility	$16,511	$6,999
Second-priority Senior Secured Notes	108,205	176,098
Senior Subordinated Notes	82,484	93,455
	$207,200	$276,552

The fair value of the revolving credit facility is equal to its carrying value and is considered a Level 2 fair value measurement (defined as inputs other than quoted prices in active markets that are either directly or indirectly observable) due to the variable nature of its interest rate. The fair values associated with the Second–priority Senior Secured Notes were quoted as of September 30, 2009 at trading prices of $93.57 and $80.00, increases of 43.1% and 18.1%, respectively, from the quoted values at December 31, 2008. The fair value of the Second-priority Senior Secured Notes is considered a Level 2 fair value measurement (defined as inputs other than quoted prices in active markets that are either directly or indirectly observable) of the fair value hierarchy determined on their quoted market value. The fair value of the Senior Subordinated Notes is based on their book value since these notes are not publicly traded and it is not practical to measure their fair value. These notes would be valued within Level 3 on the fair value hierarchy as little or no market data exists related to these notes.

Note 5 – Segment Information

The Company organizes its segments around differences in products and services and has three reportable segments: Direct Call Provisioning, Offender Management Software and Wholesale Services. Through these segments, the Company provides inmate telecommunications products and services for correctional facilities, including security enhanced call processing, call validation and billing services for inmate calling, and software solutions to manage and monitor inmate, parole and probation activity. Depending upon the contractual relationship at the site and the type of customer, the Company provides these products and services primarily through direct contracts between the Company and correctional facilities. A smaller portion of our business is provided through wholesale service agreements with other telecommunications service providers and system sales to certain telecommunications providers. The Company’s foreign operations, revenues and long-lived assets are reported in the offender management software segment.

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

Segment information for the nine months ended September 30, 2008 (unaudited) is as follows (in thousands):

		Offender
	Direct Call	Management	Wholesale	Corporate
	Provisioning	Software	Services	& Other	Total
Revenue from external customers	$251,286	$19,042	$22,911	$-	$293,239
Segment gross margin	$66,659	$8,670	$11,857	$-	$87,186
Depreciation and amortization	21,115	2,853	2,066	92	26,126
Other operating costs and expenses	15,653	6,505	3,263	30,638	56,059
Operating income (loss)	$29,891	$(688)	$6,528	$(30,730)	5,001
Interest and other expense, net				29,593	29,593
Segment loss before income taxes					$(24,592)
Capital expenditures	$12,241	$82	$-	$1,037	$13,360
Total assets	$180,972	$56,411	$13,297	$13,218	$263,898
Goodwill	$37,936	$29,207	$-	$-	$67,143

Segment information for the nine months ended September 30, 2009 (unaudited) is as follows (in thousands):

		Offender
	Direct Call	Management	Wholesale	Corporate
	Provisioning	Software	Services	& Other	Total
Revenue from external customers	$238,206	$16,397	$21,394	$-	$275,997
Segment gross margin	$68,420	9,203	$9,152	$-	$86,775
Depreciation and amortization	21,130	2,546	117	92	23,885
Other operating costs and expenses	13,760	6,977	1,451	25,154	47,342
Operating income (loss)	$33,530	$(320)	$7,584	$(25,246)	15,548
Interest and other expense, net				28,986	28,986
Segment loss before income taxes					$(13,438)
Capital expenditures	$9,105	$185	$499	$468	$10,257
Total assets	$169,345	$50,341	$10,414	$9,522	$239,622
Goodwill	$37,936	$28,800	$-	$-	$66,736

Segment information for the three months ended September 30, 2008 (unaudited) is as follows (in thousands):

		Offender
	Direct Call	Management	Wholesale	Corporate
	Provisioning	Software	Services	& Other	Total
Revenue from external customers	$81,661	$7,427	$6,706	$-	$95,794
Segment gross margin	$21,360	$3,734	$3,683	$-	$28,777
Depreciation and amortization	6,828	931	1,084	30	8,873
Other operating costs and expenses	5,298	2,377	892	7,487	16,054
Operating income (loss)	$9,234	$426	$1,707	$(7,517)	3,850
Interest and other expense, net				10,137	10,137
Segment loss before income taxes					$(6,287)
Capital expenditures	$3,964	$23	$-	$633	$4,620

Segment information for the three months ended September 30, 2009 (unaudited) is as follows (in thousands):

		Offender
	Direct Call	Management	Wholesale	Corporate
	Provisioning	Software	Services	& Other	Total
Revenue from external customers	$74,871	$4,850	$7,388	$-	$87,109
Segment gross margin	$22,152	$3,031	$2,837	$-	$28,020
Depreciation and amortization	6,746	895	41	31	7,713
Other operating costs and expenses	4,493	2,164	346	6,683	13,686
Operating income (loss)	$10,913	$(28)	$2,450	$(6,714)	6,621
Interest and other expense, net				9,287	9,287
Segment loss before income taxes					$(2,666)
Capital expenditures	$3,398	$59	$168	$148	$3,773

Note 6 - Redeemable Convertible Preferred Stock

At September 30, 2009, the Company had 5,100 shares of Series A Redeemable Convertible Preferred Stock (“Preferred Stock”) outstanding. Each share of the Preferred Stock has a stated value of $2,253 as of September 30, 2009 and accrues dividends annually at 12.5% of the stated value. The Preferred Stock has a liquidation preference equal to the greater of its per share purchase price plus any accrued but unpaid dividends and the amount the holder would receive if such share were converted to shares of common stock. At the election of the Board of Directors, the Company may redeem shares of Preferred Stock at any time on or after January 1, 2010. The redemption price will be equal to the greater of the liquidation amount or the fair market value as of the redemption date.

Each share of Preferred Stock is convertible into 200 shares of Common Stock, as adjusted for certain events. The intrinsic value of the conversion option was zero, as the fair value of the Common Stock was less than the conversion price at the commitment date.

The Company accrues dividends on the Preferred Stock; however, the Credit Agreement contains financial and operating covenants which limit the ability to make dividend payments to the Company’s stockholders. As of September 30, 2009, the Company had accrued but unpaid dividends of $2.4 million for the Series A Preferred Stock. The accrued but unpaid dividends are included in the redemption value of the Preferred Stock.

Note 7 – Stockholders’ Equity

Common stock

On March 25, 2009, the Company filed a Fourth Amended and Restated Certificate of Incorporation, which authorized 1,685,000 shares of capital stock with a par value of $0.001. Additionally, the Board of Directors issued a unanimous resolution to adopt a Fourth Amendment to the 2004 Restricted Stock Plan which increased the number of shares of Class B Common Stock authorized for issuance thereunder from 165,000 to 175,000 shares. The Fourth Amended and Restated Certificate of Incorporation designated 1,500,000 shares as Class A Common Stock, 10,000 shares as Preferred Stock, of which 5,100 were designated as Series A Convertible Preferred Stock, and 175,000 shares as Class B Common Stock. All issued shares of common stock are entitled to vote on a one share/one vote basis.

As of September 30, 2009, 14,132 shares of the Class A Common Stock were issued and outstanding and 126,660 shares of the Class B Common Stock were outstanding. Shares of Class B Common Stock are subject to vesting as described below. Other than provisions related to vesting and a $57,000 per share liquidation preference for the Common Stock, holders of the shares of the Class A Common Stock and Class B Common Stock have identical rights and privileges. The Company’s credit facilities substantially restrict the ability to pay dividends to holders of common stock.

Warrants

The holders of the Senior Subordinated Notes hold warrants to purchase an aggregate of 51.01 shares of Class A Common Stock. The warrant exercise price is $10 per share, is immediately exercisable upon issuance, and expires on September 9, 2014. As a result, the Company discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the stock warrants at the time of issuance.

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

As of September 30, 2009, 126,660 shares of Class B Common Stock were issued under the 2004 Restricted Stock Purchase Plan. Of this amount, (a) 57,072 of these shares were issued to our Chief Executive Officer; (b) 11,414 shares were issued to our Chief Financial Officer; and (c) 58,174 shares were issued to the Company’s executives (other than our Chief Executive Officer and Chief Financial Officer) and Board of Directors. During the quarter, 17,119 shares were forfeited related to the departure of an executive.

These shares are subject to forfeiture pursuant to the terms of the 2004 Restricted Stock Purchase Plan and the restrictions described hereafter. The restriction period for 33.33% of the shares issued to the majority of the Company’s executives ends upon the sale of the Company’s stock by certain of its other stockholders. The restriction period for 33.34% of the stock ends upon the lapse of time, ratably over three to four years from the date of issue. With respect to the remaining shares, the restriction period ends upon the Company attaining certain performance measures determined by its Board of Directors.  Upon a change of control, the restriction period could end for all of the restricted shares that have not previously vested. The restricted shares are entitled to dividends, if declared, which will be distributed upon termination of the restriction period with respect to any such restricted shares.

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

In July 2009, Evercom filed suit against Combined Public Communications, Inc. in the United States District Court for the Western District of Kentucky, for tortious interference with Evercom’s contracts for the provision of telecommunications services with correctional facilities throughout the Commonwealth of Kentucky and the State of Indiana. This case is in its early stages and we cannot predict the outcome at this time. We intend to uphold all of our contractual obligations with facility customers.

In July 2009, the Company filed a petition with the Federal Communications Commission (“FCC”) seeking affirmation of the Company’s right to block attempts by inmates to use services designed to circumvent its secure calling platforms.  These illicit services are not permitted to carry calls from any correctional facility, and the Company has received strong support from its correctional authority clients to stop this activity.  The FCC has long-standing precedent that permits inmate telecommunications service providers to block such attempts.  The FCC had asked that interested parties file comments to the Company’s petition by August 31, 2009; and thereafter, the Company filed reply comments. This matter is in its early stages and we cannot predict the outcome at this time.

In July 2009, T-Netix filed suit in the United States Federal District Court for the Eastern District of Texas against Public Communication Services, Inc. (“PCS”) for patent infringement of various T-Netix’s patents. In September 2009, PCS entered into a Settlement Agreement and Mutual Release and a Patent License Agreement with us, and was dismissed with prejudice from the suit.

In September 2009, T-Netix filed suit against Combined Public Communications, Inc. in the United States Federal District Court for the Western District of Kentucky, for patent infringement of various T-Netix’s patents. This case is in its early stages and we cannot predict the outcome at this time.

In October 2009, the Company, along with Evercom and T-Netix, and one of the Company’s competitors were sued in the Federal District Court for the Southern District of Florida by Millcorp d/b/a ConsCallHome.  Millcorp, a proprietor of what the Company has described to the FCC as a “call diverter”, has sued these companies under the Communications Act of 1934, alleging that the companies have no right to block attempts by inmates to use the call diversion scheme.  The FCC has permitted inmate telecommunications service providers to block such attempts since 1991, and the Company had sought re-affirmance of that permission in a Petition for Declaratory Ruling filed with the FCC on July 24, 2009.  This matter is in its early stages and we cannot predict the outcome at this time.

In October 2009, the Company filed suit in the District Court of Dallas County, Texas, against Lattice Incorporated (“Lattice”, formerly known as Science Dynamics Corporation) for breach of contract, tortious interference, unfair competition, damage to goodwill and injunctive relief as a result of Lattice’s breach of certain provisions of a December 2003 asset purchase agreement between Evercom and Science Dynamics Corporation. On October 2, 2009, the Court issued a Temporary Restraining Order against Lattice, and ordered Lattice to immediately cease and desist from, among other things, (i) renewing any customer contracts in the law enforcement industry; (ii) marketing, selling or soliciting, directly or indirectly, any of its products and/or services to any customers in the law enforcement industry; and (iii) interfering with any of the Company’s business relationships in the law enforcement industry in the United States. A permanent injunction hearing was held on November 3, 2009. This matter is in its early stages and we cannot predict the outcome at this time.

In October 2009, T-Netix filed suit in the United States Federal District Court for the Eastern District of Texas against Pinnacle Public Services, LLC for patent infringement of various T-Netix’s patents. This matter is in its early stages and we cannot predict the outcome at this time.

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

Overview

We are one of the largest independent providers of inmate telecommunications and software solutions services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities such as juvenile detention centers, private jails and halfway houses in the United States and Canada. As of September 30, 2009, we provided service to approximately 2,400 correctional facilities.

Our core business consists of installing, operating, servicing and maintaining sophisticated call processing systems in correctional facilities and providing related services. We enter into multi-year agreements (generally three to five years) directly with the correctional facilities for which we serve as the exclusive provider of telecommunications services to inmates. In exchange for the exclusive service rights, we pay a negotiated commission to the correctional facility based upon revenues generated by actual inmate telephone use. In addition, on larger contracts we may partner with other telecommunications companies in which we provide our equipment and, as needed, back office support including validation, billing and collections services, and charge a fee for such services. Based on the particular needs of the corrections industry and the requirements of the individual correctional facility, we also sell platforms and specialized equipment and services such as law enforcement management systems, call activity reporting and call blocking.

We also provide a sophisticated and comprehensive software system for correctional facilities and law enforcement agencies for complete offender management. Our system provides correctional facilities with the ability to manage and monitor inmate, parole and probation activity and development at a high degree of sophistication and complexity.

Revenues

We derived approximately 86% of our revenues for each of the nine months ended September 30, 2008 and 2009 from our direct operation of inmate telecommunication systems and the provision of related services located in correctional facilities within 44 states, including the District of Columbia. We enter into multi-year agreements under direct, or “prime”, contracts with the correctional facilities, pursuant to which we serve as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, we pay a commission to the correctional facility based upon inmate telephone use. Our commission rates averaged approximately 44% and 43% for the nine months ended September 30, 2008 and 2009, respectively. We install and generally retain ownership of the telephones and the associated equipment and provide additional services tailored to the specialized needs of the corrections industry and to the requirements of each individual correctional facility, such as call activity recording and call blocking. In our direct call provisioning business, we earn the full retail value of the call and pay corresponding line charges and commissions. As a result, our direct call provisioning business gross profit dollars are higher, but our gross profit percentage is lower than in our wholesale services business. Due to seasonality impacts within our industry, the first quarter of the year is historically our strongest quarter for revenue in our direct call provisioning business.

We derived approximately 6% of our revenues from our offender management software business for each of the nine months ended September 30, 2008 and 2009. Offender management systems are platforms that allow facilities managers and law enforcement personnel to analyze data to reduce costs, prevent and solve crimes and facilitate rehabilitation through a single user interface. Revenue related to offender management software is recognized using the residual method when the fair value of vendor specific objective evidence (“VSOE”) of the undelivered element is determined. If the VSOE of fair value cannot be determined for any undelivered element or any undelivered element is essential to the functionality of the delivered element, revenue is deferred until such criteria are met or recognized as the last element is delivered. Under the residual method, the fair value of the undelivered elements is deferred and the difference between the total arrangement fee and the amount recorded as deferred revenue for the undelivered elements is recognized as revenue related to the delivered elements. We believe that we have the most functionally complete offender management system available on the market. Our offender management software business complements our direct call provisioning business.

We derived approximately 8% of our revenues for each of nine months ended September 30, 2008 and 2009 from our wholesale services business. We derive this revenue through (1) validation, uncollectible account management and billing services (solutions services), (2) providing equipment, security enhanced call processing, call validation and service and support through the primary inmate telecommunications providers (telecommunications services), and (3) the sale of equipment to other telecommunications companies as customers or service partners.

In our solutions business within wholesale services, accounts receivable generated from calls placed by inmates in correctional facilities are typically purchased from the third party inmate telecommunication providers and we accept responsibility for call validation, uncollectible accounts, and billing and collections costs. However, all purchased receivables must be processed and validated through our risk management system prior to allowing the call to be completed and also must be billed through our proprietary billing systems. Revenues from our solutions services equal the difference between the face value of the receivables purchased and the amount we pay our solutions partners for the discounted accounts receivable. Because revenues associated with our solutions business represent only approximately 20% to 40% of the face value of the receivables purchased, the associated billing and collection fees and uncollectible account expense represent a much higher percentage of revenues as compared to our direct call provisioning business. In the solutions business, we do not bear any facility commission costs, equipment costs, line charges or direct sales charges, but we do bear the risk and associated cost of unbillable and uncollectible accounts receivable.

In our telecommunications services business within wholesale services, we provide equipment, security enhanced call processing, call validation, and service and support through the telecommunications providers, rather than directly to the facility. Although our revenues for services to telecommunications service providers are lower than in our direct call provisioning business, where we provide the service to the facility directly and receive the retail value of the call, we do not incur all the additional capital costs related to these larger contracts that can require up-front or guaranteed commission payments. Our gross margin percentage for providing telecommunications services is higher than the margin for our direct call provisioning business because we do not incur commissions, transport costs or risk of collection. We also sell equipment, typically consisting of our inmate calling system, to a limited number of telecommunication services providers.

In our direct call provisioning and solutions businesses, we accumulate call activity data from our various installations and bill our revenues related to this call activity against prepaid customer accounts or through direct billing agreements with local exchange carrier (“LEC”) billing agents, or in some cases through billing aggregators that bill end users. We receive payment on a prepaid basis for the majority of our call provisioning and record deferred revenue until the prepaid balances are used. In each case, we recognize revenue when the calls are completed and record the related telecommunication costs for validating, transmitting, billing and collection, bad debt, and line and long-distance charges, along with commissions payable to the facilities. In our telecommunications services business, our service partner bills the called party and we either share the revenues with our service partner or receive a prescribed fee for each call completed. We also charge fees for additional services such as customer support and advanced validation.

Cost of Service

Our principal cost of service for our direct call provisioning business consists of commissions paid to correctional facilities, which are typically expressed as a percentage of either gross or net direct call provisioning revenues and are typically fixed for the term of the agreements with the facilities. Our cost of service for direct call provisioning also includes (1) bad debt expense from unbillable and uncollectible accounts; (2) billing and collection charges; (3) telecommunication costs such as telephone line access, long distance and other charges; and (4) field operations and maintenance costs for service on our installed base of inmate telephones. We pay monthly line and usage charges to Regional Bell Operating Companies (“RBOCs”) and other LECs for interconnection to local networks to complete local calls. We also pay fees to interexchange and long distance carriers for long distance calls completed. Third-party billing charges consist of payments to LECs and other billing service providers for billing and collecting revenues from called parties.

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

Bad debt expense tends to rise with higher unemployment rates and as the economy worsens, and is subject to other factors, some of which may not be known. To the extent our bad debt management system overcompensates for bad debt exposure by limiting credit to billed parties, our revenues and profitability may decline as fewer calls are permitted to be made. In 2008, we tightened our credit policy to reduce our risk of loss from bad debts. Consequently, billed minutes and associated revenues were negatively impacted in the latter part of 2008 and in 2009. Since our bad debt visibility is delayed an average of six to nine months, risk exists that future write-offs may be incurred.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenues. Compared to the third quarter of the prior year, consolidated revenues decreased $8.7 million, or 9.1%, to $87.1 million.  The primary components of the change in revenues are provided below:

	For the Three Months Ended
	September 30,	September 30,
	2008	2009	Variance	% Change
(Dollars in thousands)	(Unaudited)
Direct call provisioning	$81,661	$74,871	$(6,790)	(8.3)%
Offender management software	7,427	4,850	(2,577)	(34.7)
Wholesale services	6,706	7,388	682	10.2
Total revenue	$95,794	$87,109	$(8,685)	(9.1)%

Direct call provisioning revenues decreased $6.8 million, or 8.3%, to $74.9 million resulting primarily from lower call volumes due to the economic recession and other factors. A change in revenue recognition for a collaborative arrangement reduced revenues by approximately $2.3 million from the prior year quarter. In 2008, inmate calls were processed on our platforms and revenues and expenses were recorded on a gross basis. Over the first and second quarters of 2009, new equipment owned and managed by our partner was installed at the various sites and, accordingly, our share of revenue is now recorded net of expenses. This change in revenue recognition from a gross to net basis will continue to affect revenues over the term of the underlying facility contract. In addition, it is likely we will continue to see a reduction in direct call provisioning revenues over the remainder of 2009 because of the economic recession. However, new marketing and pricing strategies recently have been implemented in an effort to grow call volumes and revenues in the near and long-term.

Offender management software revenues decreased $2.6 million, or 34.7%, to $4.9 million. Excluding the impact of the amortization of the cost of acquired contracts that reduced 2008 revenues by $0.9 million, the decline in operating revenues was $3.5 million, or 42.0%, during the quarter. The majority of our offender management revenues have been associated with the implementation of our software for Her Majesty’s Prison Service in the United Kingdom through a sub-contracting agreement with HP Enterprise Services (formerly Electronic Data Systems). The implementation phase of this contract was completed during the second quarter of 2009 causing the decline in revenues. We have started to generate revenues from new contracts in the United States as well as extended our work in the United Kingdom and Australia, and we continually seek to win new contracts. The global economic recession has affected government budgets causing corrections agencies to delay or defer technology spending or cancel orders altogether, which, in turn, has made it more difficult to generate new contracts during this recessionary period. Requests for quotes and proposals have increased during the current quarter, especially overseas, however it is too early to ascertain whether this increased bidding activity will enable revenues to recover to their prior levels in the near term.

Wholesale services revenues increased by $0.7 million, or 10.2%, primarily due to an increase in revenues of $2.8 million related to installation and project management services associated with the Texas Department of Criminal Justice (TDCJ) contract. This TDCJ revenue was mostly offset from the ongoing trend of our wholesale partners, who also compete directly with us, terminating our services as their underlying contracts expire. We expect wholesale services revenues to decline over the remainder of 2009 as wholesale contracts expire.

Cost of Service. Compared to the third quarter of the prior year, cost of service decreased $7.9 million, or 11.8%, to $59.1 million. The decrease was due primarily to lower direct provisioning and offender management software revenues, combined with cost reduction initiatives we implemented in 2008 and 2009 that decreased our direct costs as a percentage of revenues. A comparison of the components of our business segment gross margins is provided below:

	For the Three Months		For the Three Months
	Ended September 30,		Ended September 30,
	2008		2009
(Dollars in thousands)	(Unaudited)		(Unaudited)
Direct call provisioning
Revenue	$81,661		$74,871
Cost of service	60,301	73.8%	52,719	70.4%
Segment gross margin	$21,360	26.2%	$22,152	29.6%
Offender management software
Revenue	$7,427		$4,850
Cost of service	3,693	49.7%	1,819	37.5%
Segment gross margin	$3,734	50.3%	$3,031	62.5%
Wholesale services
Revenue	$6,706		$7,388
Cost of service	3,023	45.1%	4,551	61.6%
Segment gross margin	$3,683	54.9%	$2,837	38.4%

Cost of service in our direct call provisioning segment decreased as a percentage of revenue to 70.4% from 73.8% due to lower commissions, network costs and field service expenses resulting from cost-saving initiatives implemented in 2008 and 2009. Field service expenses declined due to efficiencies gained from the installation of our packet-based architecture, and we expect to leverage further cost efficiencies over the remainder of 2009 and in 2010 through other initiatives that we believe will reduce our cost structure and improve our gross margin. Direct call provisioning bad debt expense decreased from 7.6% to 7.0% of revenues as we were able to shift additional customers to our prepaid products over the past year. Historically, our bad debt has been correlated to unemployment rates; however, we have developed statistical methods to identify high risk customers who we require to prepay for services. During the three months ended September 30, 2008 approximately 47% of our direct call provisioning revenues were prepaid, while approximately 55% of our direct call provisioning revenues were prepaid for the same period in 2009. However, because our bad debt visibility is delayed on average by six to nine months, risk exists that could result in us incurring future write-offs not yet known.

Cost of service in our offender management software segment as a percentage of revenue decreased to 37.5 % from 49.7%. Excluding the impact of the amortization of acquired contracts on revenues in the prior year quarter, cost of service as a percentage of revenues would have been 44.2% of revenues in 2008. The cost improvement in 2009 is primarily due to more efficient utilization of personnel coupled with the completion and delivery of several older projects that had yielded lower margins. Costs for the offender management software segment primarily consist of salaries and related costs of employees and contractors who provide technological services to develop, customize or enhance the software for our clients.

Cost of service in our wholesale services segment as a percentage of revenue increased to 61.6% from 45.1% as a result of low margins for project management and installation labor revenues associated with the TDCJ contract. Margins related to the TDCJ contract are expected to improve slightly over the remainder of 2009 as we generate more billing and collection revenues from this project.

SG&A Expenses. SG&A expenses of $13.7 million were $2.4 million, or 14.8%, lower than the prior year quarter primarily due to cost reduction initiatives implemented beginning in the third quarter of 2008 that have allowed us to reduce our administrative expenses by over $1.0 million during the quarter. Additionally, in the prior year quarter the Company incurred approximately $1.0 million in one-time costs associated with the reorganization of the executive team of the Company. Favorable intellectual property dispute settlements were recorded in both the 2008 and 2009 quarters, and these settlements benefited SG&A expense in both years as we previously had incurred legal and other professional service fees related to the settlements in SG&A. We expect our SG&A expenses to continue to benefit from cost reduction initiatives over the long term.

Depreciation and Amortization Expenses. Depreciation and amortization expenses of $7.7 million were $1.2 million, or 13.1%, lower than the prior year quarter resulting from assets that became fully depreciated or amortized in 2008.

Interest and Other Expenses, net. Interest and other expenses were $10.1 million and $9.3 million for the three months ended September 30, 2008 and 2009, respectively. The 8.4% decrease relates primarily to a $1.7 million decrease in foreign exchange transaction losses from the prior year quarter. Partially offsetting this decrease was a $0.9 million increase in interest expense arising from the increasing principal on the Senior Subordinated Notes due to interest being paid-in-kind.

Income Tax Expense.Income tax expense for the three months ended September 30, 2008 was $0.4 million compared to $0.5 million for the three months ended September 30, 2009 and principally related to amounts due to state taxing jurisdictions. The Company’s net operating losses are fully reserved by valuation allowances and, therefore, do not impact income tax expense.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Revenues. Compared to the first nine months of the prior year, consolidated revenues decreased $17.2 million or 5.9% to $276.0 million. The primary components of the decrease in revenues are provided below:

	For the Nine Months Ended
	September 30,	September 30,
	2008	2009	Variance	% Change
(Dollars in thousands)	(Unaudited)
Direct call provisioning	$251,286	$238,206	$(13,080)	(5.2)%
Offender management software	19,042	16,397	(2,645)	(13.9)
Wholesale services	22,911	21,394	(1,517)	(6.6)
Total revenue	$293,239	$275,997	$(17,242)	(5.9)%

Direct call provisioning revenues decreased $13.1 million, or 5.2%, to $238.2 million resulting primarily from lower call volumes due to the economic recession and other factors, partially offset by a net increase of approximately $1.0 million resulting from new contracts installed in the latter part of 2008. Additionally, a change in revenue recognition for a collaborative arrangement reduced revenues by approximately $5.6 million from the prior year period. In 2008, inmate calls were processed on our platforms and revenues and expenses were recorded on a gross basis. Over the first and second quarters of 2009, new equipment owned and managed by our partner was installed at the sites and, accordingly, our share of revenue is now recorded net of expenses. This change in revenue recognition from a gross to net basis will continue to affect revenues over the term of the underlying facility contract. Also, it is likely we will continue to see a reduction in direct call provisioning revenues over the remainder of 2009 because of the economic recession. However, new marketing and pricing strategies recently have been implemented in an effort to grow call volumes and revenues in the near and long-term.

Offender management software revenues decreased $2.6 million, or 13.9%, to $16.4 million. Excluding the impact of the amortization of the cost of acquired contracts that reduced 2008 revenues by $2.8 million, the decline in operating revenues was $5.4 million, or 24.8%, from the prior year to date period. The majority of our offender management revenues have been associated with the implementation of our software for Her Majesty’s Prison Service in the United Kingdom through a sub-contracting agreement with HP Enterprise Services (formerly Electronic Data Systems). The implementation phase of this contract was completed during the second quarter of 2009 causing the decline in revenues. We have started to generate revenues from new contracts in the United States as well as extend our work in the United Kingdom and Australia, and we continually seek to win new contracts. The global economic recession has affected government budgets causing corrections agencies to delay or defer technology spending or cancel orders altogether, which, in turn, has made it more difficult to generate new contracts during this recessionary period. Requests for quotes and proposals have increased during the current quarter, especially overseas, however it is too early to ascertain whether this increased bidding activity will enable revenues to recover to their prior levels in the near term.

Wholesale services revenues decreased by $1.5 million, or 6.6%, due to the ongoing trend of our wholesale partners, who also compete directly with us, terminating our services as their underlying facility contracts expire. This decrease was partially offset by $5.2 million in revenues related to installation and project management services associated with the TDCJ contract.  We expect wholesale services revenues to continue to decline over the remainder of 2009 as wholesale contracts expire.

Cost of Service. Total cost of service decreased $16.8 million, or 8.2% for the nine months ended September 30, 2009, to $189.2 million. The decrease was due primarily to lower revenues in all segments combined with cost reduction initiatives we implemented in 2008 and 2009 that decreased our direct costs as a percentage of revenues. A comparison of the components of our business segment gross margins is provided below:

	For the Nine Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008		2009
(Dollars in thousands)	(Unaudited)		(Unaudited)
Direct call provisioning
Revenue	$251,286		$238,206
Cost of service	184,627	73.5%	169,786	71.3%
Segment gross margin	$66,659	26.5%	$68,420	28.7%
Offender management software
Revenue	$19,042		$16,397
Cost of service	10,372	54.5%	7,194	43.9%
Segment gross margin	$8,670	45.5%	$9,203	56.1%
Wholesale services
Revenue	$22,911		$21,394
Cost of service	11,054	48.2%	12,242	57.2%
Segment gross margin	$11,857	51.8%	$9,152	42.8%

Cost of service in our direct call provisioning segment decreased as a percentage of revenue to 71.3% from 73.5% due to lower commissions, network costs and field service expenses resulting from cost saving initiatives implemented in 2008 and 2009, partially offset by higher billing and collection expenses. Field service expenses decreased $2.4 million due to efficiencies gained from the installation of our packet-based architecture, and we expect to leverage further cost efficiencies over the remainder of 2009 and in 2010 through other initiatives that we believe will reduce our cost structure and improve our gross margin. Direct call provisioning bad debt expense decreased slightly from 8.1% to 8.0% of revenues as we were able to shift additional customers to our prepaid products during the past year in an effort to reduce our bad debt exposure. Historically, our bad debt has been correlated to unemployment rates, and we have developed statistical methods to identify high risk customers who we require to prepay for services. During the nine months ended September 30, 2008 approximately 46% of our direct call provisioning revenues were prepaid, while approximately 55% of our direct call provisioning revenues were prepaid for the same period in 2009. Because our bad debt visibility is delayed on average by six to nine months, we are at risk of incurring future write-offs arising from current credit risks associated with today’s high unemployment rates.

Cost of service in our offender management software segment as a percentage of revenue decreased to 43.9 % from 54.5%. Excluding the impact of the amortization of acquired contracts on revenues in the prior year period, cost of service would have been 47.6% of revenues in 2008. The cost improvement in 2009 is primarily due to more efficient utilization of personnel coupled with the completion and delivery of several older projects that had yielded lower margins. Cost of service for the offender management software segment primarily represents salaries and related costs of employees and contractors, who provide technological services to develop, customize or enhance the software for our clients.

Cost of service in our wholesale services segment as a percentage of revenue increased to 57.2% from 48.2% as a result of low margins related to project management and installation labor revenues associated with the TDCJ contract. Margins related to the TDCJ contract are expected to improve slightly over the remainder of 2009 as we generate more billing and collection revenues from this project.

SG&A Expenses. SG&A expenses of $47.3 million were $8.5 million, or 15.2%, lower than the same period in the prior year primarily due to over $5.0 million in ongoing savings arising from cost reduction initiatives and better management of outsourced personnel costs. Additionally, legal fees declined approximately $3.1 million from 2008 due to settlements of various lawsuits and disputes over the last year. Favorable intellectual property dispute settlements were recorded in both the 2008 and 2009 periods, and these settlements benefited SG&A expense in both years as we previously had incurred legal and other professional service fees related to the settlements in SG&A. In addition, both periods were impacted by executive reorganization expenses incurred that partially offset the benefit of these initiatives and intellectual property lawsuit settlements. We expect our SG&A expenses to continue to benefit from cost reduction initiatives over the long term.

Depreciation and Amortization Expenses. Depreciation and amortization expenses of $23.9 million were $2.2 million, or 8.6%, lower than the same period in prior year quarter resulting from assets that became fully depreciated or amortized in the prior year.

Interest and Other Expenses, net. Interest and other expenses were $29.6 million and $29.0 million for the nine months ended September 30, 2008 and 2009, respectively. The 2.1% decrease relates to a $3.5 million decrease in foreign exchange transaction losses from the prior year period. Partially offsetting this decrease was $2.9 million in additional interest expense primarily due to the increasing principal on the Senior Subordinated Notes due to interest being paid-in-kind.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2008 was $0.5 million compared to $0.8 million for the nine months ended September 30, 2009 and principally related to amounts due to state taxing jurisdictions. The Company’s net operating losses are fully reserved by valuation allowances and, therefore, do not impact income tax expense.

Liquidity and Capital Resources

The Company’s principal liquidity requirements are to service and repay our debt and meet our capital expenditure and operating needs. We are significantly leveraged. As of September 30, 2009, we had $294.5 million in total debt outstanding before considering $1.8 million of original issue discount on our Second-priority Senior Secured Notes and $2.1 million of fair value attributable to warrants issued in connection with our Senior Subordinated debt financing, both of which are reflected as discounts to outstanding long-term debt in our condensed consolidated financial statements (see additional information on our long and short term debt under "Debt and Other Obligations" below). As of September 30, 2009, we had availability of $23.0 million under our working capital facility and a total stockholders’ deficit of $141.5 million.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current and expected level of operations, we believe our cash flow from operations, available cash and available borrowings under our $30.0 million revolving credit facility will be adequate to make required capital expenditures, service our indebtedness and meet our other working capital needs for at least twelve months from our balance sheet dated September 30, 2009. However, due to the economy and other uncertainties referred to above, there are no assurances that our available sources of cash will be sufficient to enable us to make such capital expenditures, service our indebtedness or to fund our other working capital needs. Further, in the event we wish to make additional acquisitions, we may need to seek additional financing.

Cash Flows

Our cash flows from operating activities are primarily attributable to the operations of our direct call provisioning business, which represents 86% of our revenues for the nine months ended September 30, 2009. The level of our cash flows depends on multiple factors, including new business and contract renewals, economic conditions that impact call volumes, as well as changes in inmate populations of the correctional facilities we serve. Our net cash provided by operating activities is also affected by the level of our operating and other expenses.

The following table provides cash flow data for the nine months ended September 30, 2008 and 2009:
	For the Nine Months Ended
(Dollars in thousands)	September 30,	September 30,
	2008	2009
	(Unaudited)
Net cash provided by operating activities	$12,566	$13,704
Net cash used in investing activities	$(13,360)	$(10,107)
Net cash provided by (used in) financing activities	$1,245	$(6,584)

Cash Flows for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Net cash provided by operating activities for the nine months ended September 30, 2009 consisted primarily of $39.4 million of operating income before considering non-cash expenses, such as $23.9 million of depreciation and amortization, offset by $22.6 million of cash paid for interest and $3.1 million in working capital use. Net cash provided by operating activities for the nine months ended September 30, 2008 consisted primarily of $31.1 million of operating income before considering non-cash expenses, such as $26.1 million of depreciation and amortization, $3.3 million of working capital benefit, offset by $21.8 million of cash paid for interest.  The working capital fluctuations were due to short-term month-end timing of certain normal operating receipts and disbursements and a reduction in accrued expenses resulting from reduced operating expenses and SG&A spending.

Cash used in investing activities was $13.4 million and $10.1 million for the nine months ended September 30, 2008 and 2009, respectively. The 2009 capital spending of $10.1 million was utilized primarily for investments in infrastructure technology, equipment and intangibles to maintain and grow the direct call provisioning business. The decline in spending from 2008 was principally due to a lower number of equipment installations at customer sites and improved management oversight of our capital spending.

Cash provided by financing activities was $1.2 million for the nine months ended September 30, 2008 and cash used in financing activities was $6.6 million for the nine months ended September 30, 2009. The 2009 use of $6.6 million primarily relates to $9.5 million in net payments on the Company's revolving credit facility, offset partially by a $3.0 million benefit from a timing difference in outstanding checks. As of November 11, 2009, there were $4.5 million of borrowings and $25.5 million of unused availability under the revolving credit facility.

Debt and other Obligations

Revolving Credit Facility — On September 30, 2008, we and certain of our subsidiaries entered into a senior credit agreement with a lending institution and the other lenders party thereto (the “Credit Agreement”) to refinance our existing revolving credit facility. The Credit Agreement provides us with a $10 million letter of credit facility and a revolving facility of up to the lesser of (i) $30 million and (ii) 125% of consolidated EBITDA (as defined in the Credit Agreement) for the preceding 12 months less the face amount of outstanding letters of credit. The Credit Agreement expires on June 9, 2011. Advances bear interest at an annual rate of our option equal to either: (a) LIBOR plus 4.0%, or (b) a rate equal to the Base Rate plus 3.0%. The Base Rate is the greater of (i) 5%, (ii) the Federal Funds rate plus 0.5%, or (iii) the prime rate (as defined in the Credit Agreement), which was 3.25% as of September 30, 2009. Interest is payable in arrears on the first day of each month. The unused availability under the Credit Agreement is subject to a fee based on a per annum rate of 0.375% due monthly. Borrowings under the Credit Agreement are secured by a first lien on substantially all of our and certain of our subsidiaries’ assets. We draw from the available credit under the Credit Agreement to cover normal business cash requirements. As of December 31, 2008 and September 30, 2009, we had $13.5 million and $23.0 million, respectively, of borrowing availability under the Credit Agreement.

Second-Priority Senior Secured Notes — We have $194.0 million of the 11% Second-priority Senior Secured Notes outstanding. These notes were issued at a discount of $4.5 million, or 97.651% of face value. The Second-priority Senior Secured Notes are secured by a second lien on substantially all of our and certain of the subsidiaries’ assets other than accounts receivable, inventory and real property.

All $194.0 million of principal is due September 9, 2011. To the extent we generate excess cash flow (as defined in the indenture) in any calendar year, we are required by the Second-priority Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 102.75% of face value in 2009.  No excess cash flow payment was due for the nine months ended September 30, 2009, because the Excess Cash Flow Amount (as defined in the Indenture governing the terms of the Second-priority Senior Secured Notes) greater than $5.0 million was not generated. In the event we determine that the Excess Cash Flow Amount is likely to exceed $5.0 million in 2009, we may purchase Second-priority Senior Secured Notes in the open market, by negotiated private transactions or otherwise, to reduce the aggregate Excess Cash Flow Amount to less than $5.0 million. We and our affiliates may from time to time seek to retire or purchase our outstanding debt, including the Notes, through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Interest is payable semiannually on March 1 and September 1. The effective interest rate is 11.3% on the Second-priority Senior Secured Notes.

The fair values associated with our Second-priority Senior Secured Notes were quoted as of September 30, 2009 at trading prices of $93.57 and $80.00, increases of 43.1% and 18.1%, respectively, from the quoted prices at December 31, 2008. We believe the increase in value is a result of a more positive debt market, the Company’s improved results reported during that timeframe, and additional trading volume.

Senior Subordinated Notes — We have outstanding $93.5 million of Senior Subordinated Notes unsecured and subordinate to the revolving credit facility, that bear interest at an annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by our revolving credit facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated Notes. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013. In connection with the issuance of the Senior Subordinated Notes, we issued warrants to acquire 51 shares of our common stock at an exercise price of $10 per share to the Senior Subordinated Noteholders. As a result, we discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance. For the nine months ended September 30, 2009, $11.0 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. The effective interest rate is 18.50% on the Senior Subordinated Notes.

All of our domestic subsidiaries and certain of our foreign subsidiaries (collectively, the “Subsidiary Guarantors”) are jointly and severally liable for the working capital facility, Senior Subordinated Notes and Second-priority Senior Secured Notes. The Subsidiary Guarantors are wholly-owned. We have not included separate financial statements of our subsidiaries because (a) our aggregate assets, liabilities, earnings and equity are presented on a consolidated basis, and (b) we believe that separate financial statements and other disclosures concerning subsidiaries are not material to investors.

Our credit facilities contain financial and operating covenants that require the maintenance of certain financial ratios, including specified fixed interest coverage ratios, maintenance of minimum levels of operating cash flows and maximum capital expenditure limitations. These covenants also limit our ability to incur additional indebtedness, make certain payments including dividends to shareholders, invest and divest company assets, and sell or otherwise dispose of capital stock. In the event that we fail to comply with these covenants and restrictions, we may be in default, at which time payment of the long term debt and unpaid interest may be accelerated by our lenders and become immediately due and payable. As of December 31, 2008 and September 30, 2009, the Company was in compliance with its debt covenants.

Other Long-Term Liabilities. Other long-term liabilities include legal fees payable as cash is received on a long-term receivable and tenant improvement concessions pertaining to the lease of our primary facility. The tenant improvements are recognized as a lease incentive and recorded as a reduction to rent expense and amortized over the life of the lease. The Company recorded amortization totaling $0.2 million for the tenant improvement concessions during the nine months ended September 30, 2009.

Capital Requirements

As of September 30, 2009, our contractual cash obligations and commitments on an aggregate basis were as follows:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt (1)	$-	$200,999	$93,455	$-	$294,454
Unrecognized tax benefits	-	-	-	717	717
Operating leases	2,977	4,340	3,600	899	11,816
Minimum commission payments	5,245	1,763	209	-	7,217
Minimum purchase guarantees	2,172	620	-	-	2,792
Total contractual cash obligations and commitments	$10,394	$207,722	$97,264	$1,616	$316,996

(1)

Does not include any amounts that may be drawn under our working capital facility, which expires on June 9, 2011, or accrued interest under our long-term debt. Assumes no repurchases of Second-priority Senior Secured Notes or Senior Subordinated Notes during such periods whether or not mandatory.

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of a company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The process of preparing financial statements in conformity with GAAP requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenues and expenses. We base these determinations upon the best information available to us during the period in which we are accounting for our results. Our estimates and assumptions could change materially as conditions within and beyond our control change or as further information becomes available. Further, these estimates and assumptions are affected by management’s application of accounting policies. Changes in our estimates are recorded in the period the change occurs. Our critical accounting policies include, among others:

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

Because we record revenue gross as a principal versus net as an agent, all call revenues related to the wholesale services segment are presented in the statement of operations at the net amount. For records processed through our billing system, this is the amount charged to the end user customer less the amount paid to the inmate telecommunication provider.

Revenues associated with multiple-deliverable arrangements are recognized using the residual method when the fair value of vendor specific objective evidence (“VSOE”) of the undelivered element is determined. If the VSOE of fair value cannot be determined for any undelivered element or any undelivered element is essential to the functionality of the delivered element, revenue is deferred until such criteria are met or recognized as the last element is delivered. Under the residual method, the fair value of the undelivered elements is deferred and the difference between the total arrangement fee and the amount recorded as deferred revenue for the undelivered elements is recognized as revenue related to the delivered elements.

Services related to the implementation, customization, and modification of software are not separable and are essential to the functionality for the customer. Accordingly, we account for the combined upfront software license fee and customization revenue under contract accounting, recognizing revenue and related costs using the percentage-of-completion method. The percentage of completion is calculated using hours incurred to date compared to total estimated hours to complete the project. Our estimates are based upon the knowledge and experience of project managers and other personnel, who review each project to assess the contract’s schedule, performance, technical matters and estimated hours to complete. When the total cost estimate exceeds revenue, the estimated project loss is recognized immediately. Support contracts, which require our ongoing involvement, are billed in advance and recorded as deferred revenue and amortized over the term of the contract, typically one year.

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

Goodwill and Other Intangible Assets

The calculation of amortization expense is based on the cost and estimated economic useful lives of the underlying intangible assets, intellectual property assets, capitalized computer software, and patent license rights. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. We review our unamortized intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the estimated useful life has been reduced. We estimate the future cash flows expected to result from operations, and if the sum of the expected undiscounted future cash flows is less than the carrying amount of the intangible asset, we recognize an impairment loss by reducing the unamortized cost of the long-lived asset to its estimated fair value.

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

Changes in Accounting Standards

In September 2006, the FASB issued guidance establishing a framework for measuring fair value in GAAP and expanded disclosure about fair value measurements. The Company adopted the provisions on January 1, 2008 for financial assets and liabilities. Effective January 1, 2009, the Company adopted the FASB guidance for nonfinancial assets and nonfinancial liabilities. The adoption of the new guidance did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In May 2009, the FASB issued guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The FASB requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The guidance was effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company adopted the provision; however, the adoption had no material impact on the Company’s consolidated financial condition, results of operations, cash flows, or disclosures.

In July 2009, the FASB issued new guidance on the FASB Accounting Standards Codification (“Codification”). With the issuance of this new guidance, the FASB Codification becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification does not change current GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The adoption of this accounting guidance will not have an impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market rate risk for changes in interest rates related to our revolving line of credit. Interest expense on our floating rate debt will increase more than expected if interest rates rise. Our $30.0 million revolving line of credit bears an interest rate equal to one of the following, at our option: (a) LIBOR plus 4.0%, or (b) a rate equal to the Base Rate plus 3.0%. The Base Rate is the greater of (i) 5%, (ii) the Federal Funds rate plus 0.5%, or (iii) the prime rate (as defined in the Credit Agreement). The effect of a 10% fluctuation in the interest rate on our revolving line of credit would have had a negligible impact on our interest expense for the nine months ended September 30, 2008 and 2009. Approximately 98% of outstanding debt at September 30, 2009 is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact on net earnings and cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

2. Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2009, Evercom filed suit against Combined Public Communications, Inc. in the United States District Court for the Western District of Kentucky, for tortious interference with Evercom’s contracts for the provision of telecommunications services with correctional facilities throughout the Commonwealth of Kentucky and the State of Indiana. This case is in its early stages and we cannot predict the outcome at this time. We intend to uphold all of our contractual obligations with facility customers.

In July 2009, the Company filed a petition with the Federal Communications Commission (“FCC”) seeking affirmation of the Company’s right to block attempts by inmates to use services designed to circumvent its secure calling platforms.  These illicit services are not permitted to carry calls from any correctional facility, and the Company has received strong support from its correctional authority clients to stop this activity.  The FCC has long-standing precedent that permits inmate telecommunications service providers to block such attempts.  The FCC had asked that interested parties file comments to the Company’s petition by August 31, 2009; and thereafter, the Company filed reply comments. This matter is in its early stages and we cannot predict the outcome at this time.

In July 2009, T-Netix filed suit in the United States Federal District Court for the Eastern District of Texas against Public Communication Services, Inc. (“PCS”) for patent infringement of various T-Netix’s patents. In September 2009, PCS entered into a Settlement Agreement and Mutual Release and a Patent License Agreement with us, and was dismissed with prejudice from the suit.

In September 2009, T-Netix filed suit against Combined Public Communications, Inc. in the United States Federal District Court for the Western District of Kentucky, for patent infringement of various T-Netix’s patents. This case is in its early stages and we cannot predict the outcome at this time.

In October 2009, the Company, along with Evercom and T-Netix, and one of the Company’s competitors were sued in the Federal District Court for the Southern District of Florida by Millcorp d/b/a ConsCallHome.  Millcorp, a proprietor of what the Company has described to the FCC as a “call diverter”, has sued these companies under the Communications Act of 1934, alleging that the companies have no right to block attempts by inmates to use the call diversion scheme.  The FCC has permitted inmate telecommunications service providers to block such attempts since 1991, and the Company had sought re-affirmance of that permission in a Petition for Declaratory Ruling filed with the FCC on July 24, 2009.  This matter is in its early stages and we cannot predict the outcome at this time.

In October 2009, the Company filed suit in the District Court of Dallas County, Texas, against Lattice Incorporated (“Lattice”, formerly known as Science Dynamics Corporation) for breach of contract, tortious interference, unfair competition, damage to goodwill and injunctive relief as a result of Lattice’s breach of certain provisions of a December 2003 asset purchase agreement between Evercom and Science Dynamics Corporation. On October 2, 2009, the Court issued a Temporary Restraining Order against Lattice, and ordered Lattice to immediately cease and desist from, among other things, (i) renewing any customer contracts in the law enforcement industry; (ii) marketing, selling or soliciting, directly or indirectly, any of its products and/or services to any customers in the law enforcement industry; and (iii) interfering with any of the Company’s business relationships in the law enforcement industry in the United States. A permanent injunction hearing was held on November 3, 2009. This matter is in its early stages and we cannot predict the outcome at this time.

In October 2009, T-Netix filed suit in the United States Federal District Court for the Eastern District of Texas against Pinnacle Public Services, LLC for patent infringement of various T-Netix’s patents. This matter is in its early stages and we cannot predict the outcome at this time.

ITEM 1A. RISK FACTORS

You should carefully consider those risk factors discussed in Forward-Looking Statements set forth previously in this document, as well as the other factors detailed from time to time in the our filings with the SEC, including our most recently filed Form 10-K annual report. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

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

SECURUS TECHNOLOGIES, INC. (Registrant)

DATE: November 13, 2009	By:	/s/ RICHARD A. SMITH
Richard A. Smith
Chairman of the Board, President, and
Chief Executive Officer (Principal Executive Officer)

DATE: November 13, 2009	By:	/s/ WILLIAM D. MARKERT
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