Form 10-K
period 2009-12-31
Securus Technologies, Inc.
filed 2010-03-15
CIK 1320051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-124962

SECURUS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0673095
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)
14651 Dallas Parkway, Suite 600
Dallas, Texas 75254-8815
(972) 277-0300
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
11% Second-priority Senior Secured Notes due 2011

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐  Accelerated filer ☐   Non-accelerated filer ☒    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

No established published trading market exists for either the common stock, par value $0.001 per share, of Securus Technologies, Inc. or the Class B common stock, par value $0.001 per share, of Securus Technologies, Inc.

Shares outstanding of each of the registrant’s classes of common stock:
Class	Outstanding at March 1, 2010
Class A Common Stock	14,132	shares
Class B Common Stock	135,221	shares

Documents Incorporated By Reference

PART I

ITEM 1. BUSINESS

Overview

We are one of the largest independent providers of inmate telecommunications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities, such as juvenile detention centers and private jails, in the United States and Canada. With 66 patents and and approximately 55 patent applications filed or in process, we believe we are the leading technology innovator in the correctional industry. As of December 31, 2009, we provided service to approximately 2,400 correctional facilities in the United States and Canada, and processed over 10 million calls per month during 2009.

Our core business consists of installing, operating, servicing and maintaining sophisticated call processing systems in correctional facilities and providing related services. We enter into multi-year agreements (generally three to five years) directly with the correctional facilities in which we serve as the exclusive provider of telecommunications services to inmates. In exchange for the exclusive service rights, we pay a negotiated commission to the correctional facility based upon revenues generated by actual inmate telephone use. On a limited basis, we may also partner with other telecommunications companies whereby we provide our equipment and, as needed, back office support including validation, billing and collections services, and charge a fee for such services. Based on the particular needs of the corrections industry and the requirements of the individual correctional facility, we also sell platforms and specialized equipment and services such as law enforcement management systems and call activity reporting.

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

In addition, we sell offender management systems and related systems and services through our wholly-owned subsidiary Syscon Holdings, Ltd. (“Syscon”). Syscon is an enterprise software development company for the correctional facility industry. Syscon’s core product is a sophisticated and comprehensive software system utilized by correctional facilities and law enforcement agencies for complete offender management. Syscon’s system provides correctional facilities with the ability to manage and monitor inmate parole and probation activity and development at a sophisticated level. We believe our offender management software represents the leading enterprise solution for the corrections industry. Our offender management software is operating in more than 500 correctional facilities and probation offices maintaining records for over 400,000 offenders in the United States, Canada, the United Kingdom and Australia.

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

We estimate that the inmate telecommunications market opportunity for city, county, state and federal correctional facilities in the United States is approximately $1.2 billion and the offender management technology market opportunity is approximately $1.0 billion worldwide.

Our business is conducted primarily through our three principal subsidiaries: T-Netix, Inc. (“T-Netix”), acquired in March 2004, Evercom Holdings, Inc. (“Evercom”), acquired in September 2004, and Syscon, acquired in June 2007.

For the year ended December 31, 2009, our revenues were $363.4 million, of which approximately 86% represented direct call provisioning to correctional facilities, 6% represented sales and services related to our offender management software and 8% represented the wholesale service provision of solutions, telecommunications and billing services to our telecommunication carrier partners.

Securus was incorporated in Delaware on January 12, 2004. We maintain a web site with the address www.securustech.net. We are not including the information contained on our web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Industry Overview

The corrections industry has experienced sustained growth over the last two decades as a result of societal and political trends. Anti-crime legislation, limitations on parole and spending authorizations for crime prevention and construction of additional correctional facilities have contributed to this industry growth.

The United States has one of the highest incarceration rates of any country in the world. The U.S. Department of Justice estimates that as of year end 2008, there were approximately 2.3 million inmates housed in U.S. correctional facilities, or approximately one inmate for every 133 U.S. residents. Of this total, approximately two-thirds were housed in federal and state prisons and approximately one-third were housed in city and county correctional facilities.  According to U.S. Department of Justice statistics, the inmate population in federal and state prisons, which generally house inmates for longer terms than city and county facilities, increased from approximately 1.2 million at December 31, 1998 to approximately 1.5 million at December 31, 2008, representing an average annual growth rate of approximately 2.2%. The inmate population in city and county facilities, which generally house inmates for terms of one year or less, increased from approximately 0.6 million at December 31, 1998 to approximately 0.8 million at December 31, 2008, an average annual growth rate of approximately 2.9%. Between December 31, 1998 and December 31, 2008, the overall incarcerated population grew an average of 2.4% annually. Population growth during the 12-month period ending December 31, 2008 was higher in local jails (up 0.7%) than in federal prisons (up 0.6%), and state prisons showed no growth.

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

Within the inmate telecommunications industry, companies compete for the right to serve as the exclusive provider of inmate calling services within a particular correctional facility. Contracts may be awarded on a facility-by-facility basis, such as for most city or county correctional systems, which generally include small and medium-sized facilities, or system-wide, such as for most state and the federal prison systems. Generally, contracts for federal facilities and state systems are awarded pursuant to a competitive bidding process, while contracts for city and county facilities are awarded both through competitive bidding and negotiations with a single party. Contracts generally have multi-year terms and typically contain renewal options. As part of the service contract, the service provider generally installs, operates and maintains all inmate telecommunications equipment. In exchange for the exclusive contract rights, the service provider pays a commission to the operator of the correctional facility based upon inmate telephone use. These commissions have historically been used by the facilities to support their law enforcement activities.

Historically, offender management systems have been developed independently and internally by government agencies to provide basic information management capabilities to run the business of an incarceration facility. Often, these agencies have outsourced design, or certain aspects thereof, to third party consultants. We are one of a very small group of providers offering a comprehensive off-the-shelf software package for offender management and related activities. The market is highly fragmented and it is our belief that most of the “home-grown” systems may not effectively manage the inmate, parole and probation populations. We believe that only a fraction of the market has been outsourced to firms that develop enterprise inmate systems like we do, and that we have the largest portion of the outsourced market. Our systems currently track over 400,000 of the approximate 10 million people estimated to be incarcerated worldwide. For extremely large projects, we often partner with larger systems integrators, such as IBM and Hewlett Packard (formerly Electronic Data Systems).

  Competition

In the inmate telecommunications business, we historically have competed with numerous independent providers of inmate telephone systems such as Global Tel*Link, as well as regional bell operating companies (“RBOCs”), local exchange carriers (“LECs”) and interexchange carriers (“IXCs”) that include AT&T and Embarq. Unisys also has recently entered the market.  We believe that the principal competitive factors in the inmate telecommunications industry are system features and functionality, system reliability and service, the ability to customize inmate call processing systems to the specific needs of the particular correctional facility, relationships with correctional facilities, rates of commissions paid to the correctional facilities, end-user rates, called party and inmate customer satisfaction levels and the ability to identify and manage credit risks and bad debt. We seek to compete for business on local, county, state and federal levels, and in privately managed correctional facilities.

    We believe that we are well positioned to expand our market share by offering new and enhanced products to our existing customers, and attracting new facilities with “one stop shopping” for their communications and technology needs at a lower cost than our competitors. We believe we are well positioned relative to our competitors because of our belief that our costs are lower as a result of our packet-based architecture and proprietary bad debt risk management systems. These lower costs coupled with our technological capabilities and robust patent portfolio enable us to make attractive bids to our prospective or existing customers.

In the offender management market, we compete with a small group of offender management software providers, each of whom we believe is smaller than we are. We also compete with large and small software consultant organizations who do not offer off-the-shelf prepackaged software, but who can develop systems from scratch to the client’s specifications.

Primary Sources of Revenues

The following chart summarizes the primary sources of our revenues by reportable segment for the year ended December 31, 2009.  See Note 5, Segment Information, in the Notes to the Consolidated Financial Statements in Part II of this report for financial information about each of our segments.

	% of Total
Revenue Source	Revenues	Description
Direct Call Provisioning	86%
Direct call provisioning services through multi-year contracts directly to local correctional facilities as well as large county jails and state departments of corrections facilities. No direct customer accounted for more than 6% of our total direct call provisioning revenues for the year ended December 31, 2009.

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

Direct Call Provisioning

We provide inmate telecommunications services directly as a state-certificated telecommunications provider to correctional facilities. In a typical arrangement, we operate under a site-specific, exclusive contract, generally for a period of three to five years. We provide the equipment, security-enhanced call processing, validation, and customer service and support directly to the facility. We bill calls via the called party’s local telephone bill, via our own proprietary billing platform or through prepaid products purchased by the inmate or the inmate’s called party. Direct call provisioning margins are substantially higher than that of our wholesale services because we receive the entire retail value of the call.  In our direct call provisioning business, we are responsible for paying customer commissions, line charges and other operating costs, including billing and bad debt costs. Consequently, our gross profit dollars are higher compared to our wholesale services.

Wholesale Services

  Our wholesale services business consists of  (1) validation, uncollectible account management and billing services (solutions services), (2) equipment, security enhanced call processing, call validation and service and support through the primary inmate telecommunications providers (telecommunications services) and (3) the sale of equipment to other telecommunications companies as customers or service partners.   In 2009, we decided to no longer pursue a wholesale strategy but rather will pursue business on a direct call provisioning basis only.

In our direct call provisioning and wholesale services businesses, we accumulate call activity data from our various installations and bill our revenues related to this call activity against prepaid customer accounts or through direct billing agreements with LEC billing agents, or in some cases through billing aggregators that bill end users. We also receive payment on a prepaid basis for the majority of our services and record deferred revenue until the prepaid balances are used. In each case, we recognize revenue when the calls are completed and record the related telecommunication costs for validating, transmitting, billing and collection, bad debt, and line and long-distance charges, along with commissions payable to the facilities. In our telecommunications services business, our service partner bills the called party and we either share the revenues with our service partner or receive a prescribed fee for each call completed. We also charge fees for additional services such as customer support and advanced validation.

Offender Management Software

We develop enterprise software for the correctional facility industry. We believe that we have the most functionally complete offender management system available on the market. Our core product is a sophisticated and comprehensive software system, “ELITE,” utilized by correctional, probation and parole agencies for complete offender management. Our system enables these clients to address the increasing challenge of managing an ever-growing number of offenders in confinement and in the community on a cost-efficient basis.

Our offender management software is the centerpiece for the United Kingdom’s National Offender Management Information System for Her Majesty’s Prison Service project, with Hewlett Packard (formerly Electronic Data Systems Inc. (“EDS”) providing overall project management and certain testing and consulting services. Our offender management software operates in more than 500 correctional facilities and probation and parole offices maintaining records for over 400,000 offenders in the United States, Canada, the United Kingdom and Australia.

Our offender management revenues have four main components:

•	License fees: The product purchase cost, providing clients with the license to use the core platform;

•	Implementation fees: The revenue associated with the physical installation of the system;

•	Consulting fees: Most of this work is done prior to implementation. The primary activities include: planning, design, consultation, debugging, customization, etc.

•	Software maintenance and support: These post-sale fees provide a future annuity stream as we continue to generate fees from assistance with new modules, training, version upgrades, etc.

Customers

We have direct contracts with federal, state and local agencies to provide inmate telecommunications services on either an exclusive basis or jointly with another provider to approximately 2,400 correctional facilities ranging in size from small municipal jails to large, state-operated facilities, as well as other types of confinement facilities, including juvenile detention centers and private jails.

Most of our direct call provisioning contracts have multi-year terms (generally three to five years) and typically contain renewal options. We often seek to negotiate extensions of our contracts before the end of their stated terms. For the year ended December 31, 2009, we retained approximately 84% of our annualized revenue up for renewal. Many of our contracts provide for automatic renewal unless terminated by written notice within a specified period of time before the end of the current term.

In the offender management software segment, our customers consist typically of large national and state or provincial incarceration agencies, including Her Majesty’s Prison Service in the United Kingdom via a sub-contracting agreement with Hewlett Packard (formerly EDS), along with several states and provinces in the United States, Canada and Australia. We believe that once a customer has selected us for offender management software and related services, it is less likely to switch systems due to the high cost of switching. As a result, we have a strong growing base of customers for our new versions, modules and ongoing maintenance. We believe that this allows us to derive sustainable revenue from new modules and versions of our software rather than from long-term contracts.

Sales and Marketing

We seek new direct contracts by participating in competitive bidding processes and by negotiating directly with the individuals or entities responsible for operating correctional facilities. We market our inmate telecommunications services through a sales staff largely made up of former law enforcement officials and others with experience in the corrections and telecommunications industries who understand the specialized needs of correctional facilities. Our marketing strategy emphasizes our specialized products and services, our proprietary technology, our knowledge, experience and reputation in the inmate telecommunications industry and our high level of service. We believe we have the largest national sales force dedicated to serving the inmate telecommunications industry,  and we rely on the experience and background of this sales staff to effectively communicate our capabilities to both existing and potential customers. In addition to conducting in-person sales calls to the operators of correctional facilities, we participate in trade shows and are active in local law enforcement associations.

Principal Products and Services

We believe that the specialized products and services we offer differentiate us from our competitors. Unlike many of our competitors who specialize in specific segments of the market (such as call management systems, jail management systems, etc.), our strategy is centered on the production and distribution of applications and services focused on the entire operation of a facility.  Our applications are designed to streamline the operations of corrections facilities and empower administrators with administrative, investigative and economic capabilities. Additionally, we believe that the timely development of new products and enhancements to existing products is essential to maintain our competitive position. We conduct ongoing development of new products and enhancement of existing products that are complementary to our existing product line. Our principal specialized applications and services include:

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

Secure Call Platform™

Our SCP Secure Call Platform™ call management system services correctional facilities as well as detainees and friends and family members. Utilizing SCP allows this fully integrated inmate calling applications manager to offer innovative feature applications that give facilities extensive administrative and investigative control. The system offers networking functions, robust system and application stability and redundancy, heightened security features, user auditing and password-specific utilities.

        The Securus User Interface

Access to many of our applications is accomplished through our S-GATE™ user interface. This portal provides single point access to programs, applications and services.

Securus Support

We provide support through our own professional, dedicated customer support centers:

•	Accessible 24-7

•	Independent visibility into customers’ account activity and information

•	Site status is monitored continuously by support systems and proactive actions are instituted to correct issues before customers are impacted

•	Our field support services provides nationwide support by local area responsive technicians

Prepaid Calling Programs

Inmate telecommunications systems historically allowed calls to be placed as collect only, without the involvement of a live operator. Our prepaid calling systems offer a paperless, card-free prepaid calling solution for called parties or inmates. Because prepayment greatly reduces bad debt, fewer calls are blocked and correctional facilities recognize the financial benefits of higher call volumes.  Our prepaid products include Advanced Connect, Inmate Debit and Prepaid Calling Cards.

Correctional Billing Services (CBS)

We are one of the few companies in the industry to provide an in-sourced, nationwide customer care and billing center dedicated to the inmate’s friends and family members. We offer multiple payment options including prepayment of charges, remittance directly to the local phone company, credit card payments and check by phone.

Intelligent Call and Billing Management Solution (ICBS)

We develop and provide our customers with an Intelligent Call and Billing Management Solution, or ICBS system, which is a proprietary call validation and billing technology that is designed to minimize bad debt expense. ICBS allows us to rapidly identify and block collect calls from being connected to potential non-paying call recipients through a continuously growing and improving database. As an enhancement to revenues, the blocked call recipient is notified that an inmate has attempted contact and, upon request, can receive inmate calls through various prepaid methods. We believe our technology provides us with generally lower bad debt expense as a percentage of revenues, while offering the broadest, most sophisticated suite of payment method alternatives in the industry.

Additional Securus Applications

We also offer a multitude of additional applications and features that provide task-specific solutions designed to satisfy focused areas of a facility’s operations. These applications assist correctional facility investigators, administrators, and support personnel with investigative capabilities, recidivism programs, fraud prevention and detainee identifications. In addition, we partner with other companies to offer value-added services that create operational efficiencies within the facilities we serve, including providing two-way interactive voice response capabilities that allow routine questions to be answered without using staff resources, installing jail management software to meet the software needs of smaller sites and adding e-mail, voice mail and video conferencing capabilities to improve security and provide better labor utilization for correctional facilities.

“ELITE” Software

The ELITE system provides correctional facilities with the ability to manage inmates and monitor parole and probation activity and development at a very sophisticated level. The key functions of the system include management of incarcerated prisoners, management and monitoring of offenders on parole and probation, financial applications and electronic health records. The ELITE system has more than 40 different modules and is a “smart” application that not only provides monitoring tools, but has predictive tools for future inmate behavior.

We are continually developing new suites of applications that are designed to provide a wide array of solutions-based, technologically advanced, fully integrated, industry best-practices applications and services for the criminal justice community. These applications and services are focused on providing solutions targeted at the identified needs of the criminal justice community.

Systems and Equipment

We currently utilize automated operator calling systems that consist of third-party and internally developed software applications installed on specialized equipment. We have transitioned the majority of our customer installations from these legacy systems to our Secure Connect Network as existing contracts expire. Our specialized systems limit inmates to collect calls or prepaid calls, validate and verify the payment history of each number dialed for billing purposes, and confirm that the destination number has not been blocked. If the number is valid and has not been blocked, the system automatically requests the inmate’s name, records the inmate’s response, and waits for the called party to answer. When the call is answered the system informs the called party that there is a collect call, plays back the name of the inmate in the inmate’s voice, and instructs the called party to accept or reject the call. The system completes calls that have been accepted by the called party.

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

Maintenance, Service and Support Infrastructure

We provide and install telephone systems in correctional facilities at no cost to the facility and generally perform all maintenance activities. We maintain a geographically dispersed staff of trained field service technicians and independent contractors, which allows us to respond quickly to service interruptions and perform on-site repairs and maintenance. In addition, we have the ability to make certain repairs remotely through electronic communication with the installed equipment without the need of an on-site service call. We believe that system reliability and service quality are particularly important in the inmate telecommunications industry because of the potential for disruptions among inmates if telephone service remains unavailable for extended periods.

Billing and Collection

 For some services, we use LEC and third-party clearinghouse billing agreements to bill and collect phone charges. Under these agreements, the LEC includes collect call charges for our services on the local telephone bill sent to the recipient of the inmate collect call. We generally receive payment from the LEC for such calls 50 to 60 days after the end of the month in which the call is submitted to the LEC for billing. The payment that we receive is net of a service fee and net of write-offs of uncollectible accounts for which we previously received payment, or net of a reserve for future uncollectible accounts.

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

Patents and Other Proprietary Rights

We rely on a combination of patents, copyrights and trade secrets to establish and protect our intellectual property rights. We have 66 patents issued and approximately 55 patents pending. We believe that our intellectual property portfolio provides our customers leading edge technology that is recognized as technologically superior within the inmate telecommunications industry. We consider any patents issued or licensed to us to be a significant factor in enabling us to more effectively compete in the inmate calling industry, and we vigorously defend our patents from infringement by other inmate telecommunications providers.

Although we have filed many patent applications and hold several patents related to our internally developed call processing and other technology, such technology and intellectual property rights could be contested or challenged or deemed to infringe on other parties’ intellectual property rights. Should our call processor or any material feature of our call processor or other proprietary technology be determined to violate applicable patents, we may be required to cease using these features or to obtain appropriate licenses for the use of that technology, and we could be subject to material damages if our infringement were determined to be lengthy or willful.

Regulation

The inmate telecommunications industry is subject to varying degrees of federal, state and local regulation. Regulatory actions have affected, and are likely to continue to affect, our correctional facility customers, our telecommunications service provider customers, our competitors and us.

The inmate telecommunications market is regulated at the federal level by the Federal Communications Commission (“FCC”) and at the state level by public utilities commissions or equivalent agencies (“PUCs”) of the various states. In addition, from time to time, Congress or the various state legislatures may enact legislation that affects the telecommunications industry generally and the inmate telecommunications industry specifically. Court decisions interpreting applicable laws and regulations may also have a significant effect on the inmate telecommunications industry. Changes in existing laws and regulations, as well as the adoption of new laws and regulations applicable to our activities or other telecommunications businesses, could have a material adverse effect on us. See “Risk Factors — Regulatory Risks.”

Federal Regulation

Prior to 1996, the federal government’s role in the regulation of the inmate telecommunications industry was relatively limited. The enactment of the Telecommunications Act of 1996 (the “Telecom Act”), however, marked a significant change in scope of federal regulation of the inmate telecommunications service. Generally, the Telecom Act (i) opened local exchange service to competition and preempted states from imposing barriers preventing such competition, (ii) imposed new unbundling and interconnection requirements on incumbent local exchange carrier networks, (iii) removed prohibitions on inter-local access and transport area services (“LATA”) and manufacturing when certain competitive conditions are met, (iv) transferred any remaining requirements of the consent decree governing the 1984 Bell System divestiture (including its nondiscrimination provisions) to the FCC’s jurisdiction, (v) imposed requirements to conduct certain competitive activities only through structurally separate affiliates, and (vi) eliminated many of the remaining cable and telephone company cross-ownership restrictions.

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

State Regulation

In most states, inmate telecommunications service providers must obtain prior authorization from, or register with, the PUC and file tariffs or price lists of their rates. The most significant state involvement in the economic regulation of inmate telecommunications service is the limit on the maximum rates that can be charged for intrastate collect calls set by many states, referred to as “rate caps.” Since collect calls are the only kind of calls that can be made by inmates at many facilities, such state-imposed rate caps can have a significant effect on our business.

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

Employees

As of December 31, 2009, we employed 736 full-time equivalent employees, of which 422 are salaried and 314 are hourly employees. None of our employees are represented by a labor union, and we have not experienced any material work stoppages to date. We believe that management has a good relationship with our employees.

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

Risks Related to our Senior Notes

We have a substantial amount of debt outstanding and have significant interest payments.

We have a significant amount of debt outstanding. As of December 31, 2009, we had $287.8 million of long-term debt outstanding (net of $1.6 million of OID for our 11% Second-priority Senior Secured Notes due 2011 and $2.0 million of fair value attributable to warrants) and stockholders’ deficit of $148.2 million.

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

Subject to the restrictions in our revolving credit facility, the indenture governing the notes and the senior subordinated debt financing agreements, we may be able to incur additional debt, including secured debt that would effectively rank senior to the notes. As of December 31, 2009, we would have been able to incur approximately $30.0 million of additional secured debt under our revolving credit facility. Although the terms of our revolving credit facility, the indenture and the senior subordinated debt financing agreements contain restrictions on our ability to incur additional debt, these restrictions are subject to a number of important exceptions. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would increase.

There may not be sufficient collateral to pay all or any of the notes.

Indebtedness under our revolving credit facility (referred to herein as the “First-Priority Lien Obligations”) is secured by a first-priority lien on substantially all of our and our subsidiary guarantors’ tangible and intangible assets, except for certain excluded collateral. The notes are secured by a second-priority lien on the assets that secure the First-Priority Lien Obligations, other than our current assets. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us or any future domestic subsidiary, the assets that are pledged as shared collateral securing the First-Priority Lien Obligations and the notes must be used first to pay the First-Priority Lien Obligations, as well as any other obligation secured by a priority lien on the collateral, in full before making any payments on the notes.

At December 31, 2009, we had no outstanding balance under the senior indebtedness (excluding the notes and guarantees); however, as of the same date, we could have borrowed approximately $30.0 million additional First-Priority Lien Obligations under our revolving credit facility.

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

The indenture governing the notes and the security documents provide that, to the extent that separate financial statements of any of our subsidiaries would be required by the rules of the SEC (or any other governmental agency) due to the fact that such subsidiary’s capital stock or other securities secure the notes, then such capital stock or other securities will automatically be deemed not to be part of the collateral securing the notes to the extent necessary to not be subject to such requirement. As a result, holders of the notes could lose a portion of their security interest in the capital stock or other securities while any such rule is in effect. Currently, the provisions described above would have the effect of limiting the amount of capital stock of T-Netix, Evercom and Syscon that constitutes collateral to, in each case, 19.9% of the outstanding capital stock.

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

In addition, the indenture governing the notes, our revolving credit facility and our senior subordinated debt financing agreements require, and any future credit facilities may require, us to comply with specified financial covenants, including, in each case, interest coverage ratios and, in the case of our revolving credit facility, minimum EBITDA levels and capital expenditure limits. Our ability to comply with these covenants may be affected by events beyond our control. Furthermore, the indenture governing the notes may require us to use a significant portion of our cash generated from operations to make an offer to purchase notes on a pro rata basis. The restrictions contained in the indenture, our revolving credit facility and the senior subordinated debt financing agreements could:

•	limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, enter into acquisitions or engage in other business activities that would be in our interest.

A breach of any of the covenants contained in our revolving credit facility, debt agreements or any other future credit facilities, or our inability to comply with the financial ratios could result in an event of default, which would allow the lenders to declare all borrowings outstanding to be due and payable, which would in turn trigger an event of default under the indenture. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings. If the amounts outstanding under our revolving credit facility or the notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. As of December 31, 2009, we were in compliance with all debt covenants.

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

Our revolving credit facility is, and future credit facilities may be, guaranteed by our domestic restricted subsidiaries and certain foreign subsidiaries. Although the indenture contains limitations on the amount of additional indebtedness that we and our restricted subsidiaries may incur, the amounts of such indebtedness could be substantial and such indebtedness may be secured. As of December 31, 2009, we would have been able to incur approximately $30.0 million of additional secured debt constituting First-Priority Lien Obligations under our revolving credit facility.

U.S. bankruptcy or fraudulent conveyance law may interfere with the payment of the notes and the guarantees and the enforcement of the security interests.

Our incurrence of debt, such as the notes and the guarantees, as well as the security interests related to the notes and the guarantees, may be subject to review under U.S. federal bankruptcy law or relevant state fraudulent conveyance laws if a bankruptcy proceeding or lawsuit is commenced by us or on behalf of our unpaid creditors. Under these laws, if in such a proceeding or lawsuit a court were to find that, at the time we incurred debt (including debt represented by the notes and the guarantees),

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

Risk Factors Relating to Our Business

Economic conditions, particularly the continued economic slowdown, could adversely impact our financial condition and results of operations.

Our business is directly affected by market conditions, trends in our industry and finance, legislative and regulatory changes, and changes in the economy, all of which are beyond our control. Continued deterioration in economic conditions could result in the following consequences, among others, any of which could have an adverse impact on our business operations, results of operations and financial condition:

•	Demand for our products and services may continue to decline, resulting in lower billed calls and minutes, revenues and operating income;

•	Our bad debt may rise and we may be required to further limit credit to billed parties, which would reduce our revenues;

•	Our existing and prospective software customers may continue to delay or defer spending on software and services;

•	Volatile credit markets can impact borrowing availability.

These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

Our financial results are dependent on the success of our billing and bad debt risk management systems.

The inmate telecommunications business is subject to significant risk of bad debt or uncollectible accounts receivable. In 2009, our direct provisioning bad debt expense was approximately 8% of our direct provisioning revenues. Many calls are collect calls paid by the called or billed party. Historically, such billed party’s ability to pay for collect calls has been tied to economic conditions, and unemployment rates in particular, that exist in their community. However, we have developed statistical methods to identify high risk customers who we require to prepay. In 2008, approximately 46% of our direct call provisioning revenue was prepaid, while over 55% of our direct provisioning revenue was prepaid in 2009.  Due to current economic conditions in the country and high unemployment rates, it is possible that bad debt results could deteriorate.  Because our bad debt visibility is delayed by six to nine months for calls that are placed on LEC bills, risks exists that we will incur future write-offs causing bad debt to increase.

We bill our direct and wholesale services call records through LECs and billing aggregators, which aggregate our charges with other service providers and bill through the applicable LEC. Our agreements with the LECs and the billing aggregators specify that the LECs get paid their portion of a bill prior to ours and we share the remaining risk of nonpayment with other non-LEC service providers. In certain circumstances, LECs are unable to trace the collect call to a proper billed number and the call is unbillable. We are also subject to the risks that the LEC decides not to charge for a call on the basis of billing or service error and that we may be unable to retain our current billing collection agreements with LECs, many of which are terminable at will.

There is a significant lag time (averaging six to nine months) between the time a call is made and the time we learn that the billed party has failed to pay for a call when we bill through LECs and billing aggregators. During this period, we may continue to extend credit to the billed party prior to terminating service and thus increase our exposure to bad debt. Additionally, because of the significant lag time, deteriorating trends in collection rates may not be immediately visible and bad debt may therefore increase prior to our ability to adjust our algorithms and reduce credit limits. This risk is heightened in light of the recent economic downturn. We seek to minimize our bad debt expense by using multi-variable algorithms to adjust our credit policies and billing. We have enhanced our bad debt management systems by reducing the processing time of call records through our back office systems. However, we cannot assure you that these initiatives will always be successful or that our algorithms will remain accurate as circumstances change. Moreover, to the extent we overcompensate for bad debt exposure by limiting credit to billed parties, our revenues and profitability may decline as we allow fewer calls to be made. To the extent our billing and bad debt risk management systems are less than effective or we are otherwise adversely affected by the foregoing factors, our results of operations could be negatively impacted.

We expect significant declines in our wholesale revenues, which if not replaced by direct call provisioning or other revenues, could have an adverse impact on our financial condition.

Our wholesale revenues, which accounted for approximately 8% of our revenues in 2009, are expected to continue to decline over the next few years.  Our wholesale customers have historically been comprised of large telecommunications carriers, which began exiting the inmate telecommunications business in early 2005. Since their exit, the larger county and state facilities that they served are increasingly being serviced by independent inmate communications companies. As a result, our wholesale revenues decreased by approximately $1.8 million, or 5.9%, from 2008 to 2009. Global Tel*Link comprised 31% of our wholesale revenue in 2009. Global’s master agreement with us expired on March 1, 2008 and we will stop providing services to them as their underlying contracts at the individual facilities expire.

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

Our future success and our ability to meet forecasted operating results and pay interest and principal on the notes will depend in part on our ability to sustain our market share of the offender management software business. In 2009 and prior years, the majority of these revenues were associated with our ongoing implementation of our software for Her Majesty’s Prison Service in the United Kingdom, through a sub-contracting agreement with Hewlett Packard (formerly EDS). We will need to continue to generate new contracts to compensate for the loss of this revenue.

Our offender management software business has been affected by the poor economy as government budgets have been negatively impacted. Corrections agencies have increased the amount of time they take to evaluate proposals, process contracts and change orders, and in some cases have deferred or cancelled orders for the purchase of technology solutions. Agencies are being extremely careful as all purchases are under increased scrutiny and require additional steps before approval.  If we are unable to continue to generate new contracts we will face the risk of not meeting our targeted revenue goals for 2010, which could further reduce profitability or operating losses and may materially and adversely affect our business, financial condition and results of operations.

A number of our customers individually account for a large percentage of our revenues, and therefore the loss of one or more of these customers could harm our business.

If we lose existing customers and do not replace them with new customers, our revenues will decrease and may not be sufficient to cover our costs. For the year ended December 31, 2009, our top five customers accounted for approximately 20% of our total revenues. If we lose one or more of these customers our revenues will be adversely affected, which could harm our business.

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

Products as complex as ours may contain undetected errors or “bugs,” which could result in product failures or security breaches and render us unable to satisfy customer expectations. Further, our products must integrate with the many computer systems and software programs of our customers. Any failure of our systems or an inability of our customer to implement or integrate our products could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we test our products and maintain general liability insurance, including coverage for errors and omissions, we cannot assure you that we will detect every error or that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The occurrence of errors could result in a loss of data to us or our customers, which could cause a loss of revenues, failure to achieve acceptance, diversion of development resources, injury to our reputation, or damages to our efforts to build brand awareness, any of which could have a material adverse effect on our market share and, in turn, our operating results and financial condition.

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

Additionally, because our customers and potential customers are federal, state and local government agencies that may have limited funds allocated to information technology, decreases in any of our customers’ budgets for information technology could result in order cancellations that could have a significant adverse affect on our revenues and quarterly results.

We may not be successful in convincing potential customers to migrate to our offender management software products.

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

•	difficulties in managing foreign operations and appropriate levels of staffing;

•	longer collection cycles;

•	seasonal reductions in business activities, particularly throughout Europe;

•	reduced protection for intellectual property rights in some countries;

•	proper compliance with local tax laws, which can be complex and may result in unintended adverse tax consequences;

•	anti-American sentiment due to the wars in Iraq and Afghanistan and other American policies that may be unpopular in certain countries;

•	difficulties in enforcing agreements through foreign legal systems;

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

The FCC has opened several rulemaking proceedings that question whether the current regulatory regime applicable to the rates for interstate inmate telecommunications services is responsive to the needs of correctional facilities, inmate telecommunications service providers, the inmates and their families. Parties participating in these proceedings generally include prison inmates and their families, parties receiving calls from inmates, several national inmate advocacy organizations such as Citizens United for the Rehabilitation of Errants and providers of inmate telecommunications services. In general, the position of those challenging the current regulatory regime is that inmate telecommunications service rates are excessive due to compensation paid to correctional facilities in the form of “commissions” and that the FCC should establish rate caps, prohibit commissions to correctional facilities and mandate the offering by inmate telecommunications service providers of inmate debit or prepaid card alternatives to collect calling. Such a regime would require a new and complex set of federal regulations that, if adopted, could reduce our revenues derived from existing contracts and could lead to increased costs associated with regulatory compliance. Moreover, if implementation of these regulations leads to technological or structural changes in the industry, it could diminish the value of our intellectual property and our customer relationships and lead to a reduction in profitability of calls originating from correctional facilities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

 ITEM 2. PROPERTIES

Our principal executive office is located in, and a portion of our operations are conducted from, leased premises located at 14651 Dallas Parkway, Suite 600, Dallas, Texas 75254-8815. We also lease additional regional facilities located in Carrollton, Texas, from which we conduct our technical support operations, in-sourced call center, and warehouse operations, and our data centers located in Allen and Dallas, Texas and Atlanta, Georgia. We have offices in Richmond, British Columbia and London, United Kingdom. We believe that our facilities are suitable and the space contained by them adequate for their respective operations.

ITEM 3. LEGAL PROCEEDINGS

We have been, and expect to continue to be, subject to various legal and administrative proceedings or various claims in the normal course of business. We believe the ultimate disposition of these matters will not have a material effect on our financial condition, liquidity, or results of operations.

From time to time, inmate telecommunications providers, including the Company, are parties to judicial and regulatory complaints and proceedings initiated by inmates, consumer protection advocates or individual called parties alleging, among other things, that excessive rates are being charged with respect to inmate collect calls, that commissions paid by inmate telephone service providers to the correctional facilities are too high, that a call was wrongfully disconnected, that security notices played during the call disrupt the call, that the billed party did not accept the collect calls for which they were billed or that rate disclosure was not provided or was inadequate. On occasion, we are also the subject of regulatory complaints regarding our compliance with various matters including tariffing, access charges, payphone compensation requirements and rate disclosure issues. In March 2007, the FCC asked for public comment on a proposal from an inmate advocacy group to impose a federal rate cap on interstate inmate calls. This proceeding could have a significant impact on the rates that we and other companies in the inmate telecommunications industry may charge.  Similar proposals have been pending before the FCC for more than four years without action by the agency. This newest proceeding remains under review by the FCC and has received strong opposition from the inmate telecommunications industry. In August 2008, a group of inmate telephone service providers provided the FCC with an "industry wide" cost of service study for their consideration.  That proceeding remains ongoing and we have no information as to when, if ever, it will be resolved.  We cannot predict the outcome at this time.

In June 2000, T-Netix was named, along with AT&T, in a lawsuit in the Superior Court of King County, Washington, in which two private citizens allege violations of state rules requiring pre-connect audible disclosure of rates as required by Washington statutes and regulations. T-Netix and other defendants successfully obtained dismissal and a "primary jurisdiction" referral in 2002.  In 2005, after several years of inactivity before the Washington Utilities and Transportation Commission (“WUTC”), the state telecommunications regulatory agency, T-Netix prevailed at the trial court in securing an order entering summary judgment on grounds of lack of standing, but that decision was reversed by an intermediate Washington state appellate court in December 2006.  T-Netix’s subsequent petition for review by the Washington Supreme Court was denied in January 2008, entitling plaintiffs to continue to pursue their claims against T-Netix and AT&T.  This matter was referred to the WUTC on the grounds of primary jurisdiction, in order for the WUTC to determine various regulatory issues. On May 22, 2008, AT&T filed with the trial court a cross-claim against T-Netix seeking indemnification. T-Netix moved to dismiss AT&T’s cross-claim, but the court denied that motion and deferred resolution of whether AT&T's belated indemnification claim is within the statute of limitations for summary judgment.  Motions by both T-Netix and AT&T for summary determination were briefed to the WUTC in September 2009 and remain pending before an administrative law judge.  As merits and damages discovery are not completed, however, we cannot estimate the Company's potential exposure or predict the outcome of this dispute.

In July 2009, Evercom filed a complaint against Combined Public Communications, Inc. ("CPC"),   alleging tortious interference with Evercom’s contracts for the provision of telecommunications services with correctional facilities in the Commonwealth of Kentucky and the State of Indiana.  Evercom claims CPC has misrepresented that the correctional facility has a statutory right to terminate its contract with Evercom upon the election of a new Sheriff.  Accordingly, Evercom seeks  a declaration that under Kentucky law its contracts with its customers are not personal services contracts and that under both Indiana and Kentucky law, its contracts with correctional facilities are not void for not being terminable within thirty days, as well as an award of compensatory and punitive damages.   On July 29, 2009, CPC filed a motion to dismiss for failure to state a claim.  On August 14, 2009, Evercom filed its response in opposition to dismiss, and on September 9, 2009, the court denied CPC's motion to dismiss.  On January 8, 2009, the court entered a scheduling order setting forth the pre-trial deadlines.  This matter is in its early stages and we cannot predict the outcome at this time.

In July 2009, the Company filed a petition with the Federal Communications Commission (“FCC”) seeking affirmation of the Company’s right to block attempts by inmates to use services, which the Company calls “call diversion schemes,” designed to circumvent its secure calling platforms.  These illicit services are not permitted to carry calls from any correctional facility, and the Company has received strong support from its correctional authority clients to stop this activity.  The FCC has long-standing precedent that permits inmate telecommunications service providers to block such attempts.  The FCC had asked that interested parties file comments to the Company’s petition by August 31, 2009; and thereafter, the Company filed reply comments. This matter is in its early stages and we cannot predict the outcome at this time.

In September 2009, T-Netix filed suit against Combined Public Communications, Inc. in the United States Federal District Court for the Western District of Kentucky, for patent infringement of various T-Netix patents.  The court has scheduled a Rule 26(f) scheduling conference for February 10, 2010 and the parties are negotiating an agreed discovery plan to present at the hearing.  This matter is in its early stages and we cannot predict the outcome at this time.

In October 2009, T-Netix filed suit in the United States Federal District Court for the Eastern District of Texas against Pinnacle Public Services, LLC for patent infringement of various T-Netix patents.  Pinnacle has served its answer and filed a motion to transfer venue to the Northern District of Texas.  This matter is in its early stages and we cannot predict the outcome at this time.

In October 2009, the Company, along with Evercom and T-Netix, and one of the Company’s competitors were sued in the Federal District Court for the Southern District of Florida by Millicorp d/b/a ConsCallHome.  Millicorp, a proprietor of what the Company has described to the FCC as a call diverter, has sued these companies under the Communications Act of 1934, alleging that the companies have no right to block attempts by inmates to use the call diversion scheme.  The FCC has permitted inmate telecommunications service providers to block such attempts since 1991, and the Company had sought re-affirmance of that permission in the petition for declaratory ruling described above.  All defendants have filed motions to dismiss all claims with prejudice.  Discovery has not yet commenced.  This matter is in its early stages and we cannot predict the outcome at this time.

In October 2009, the Company filed suit in the District Court of Dallas County, Texas, against Lattice Incorporated (“Lattice”, formerly known as Science Dynamics Corporation) alleging breach of contract, tortious interference, unfair competition, damage to goodwill and injunctive relief as a result of Lattice’s breach of certain provisions of a December 2003 asset purchase agreement between Evercom and Science Dynamics Corporation. On October 2, 2009, the court issued a temporary restraining order against Lattice, and ordered Lattice to immediately cease and desist from, among other things, (i) renewing any customer contracts in the law enforcement industry; (ii) marketing, selling or soliciting, directly or indirectly, any of its products and/or services to any customers in the law enforcement industry; and (iii) interfering with any of the Company’s business relationships in the law enforcement industry in the United States.  On January 4, 2010, the parties entered into a settlement agreement and mutual release, and a patent license agreement wherein Lattice was granted a license to use one (1) of the Company’s patents.

In January 2010, T-Netix and Evercom  filed suit in the United States Federal District Court for the Eastern District of Texas against Legacy Long Distance International, Inc. dba Legacy International, Inc. and Legacy Inmate Communications for patent infringement of various T-Netix’s and  Evercom’s patents.  This matter is in its early stages and we cannot predict the outcome at this time.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Our common stock is not registered and there is currently no established public trading market for our issued and outstanding equity securities.

Holders of Record.  As of March 1, 2010, we had three holders of Series A Redeemable Convertible Preferred Stock, seven holders of Class A Common Stock and twenty-two holders of Class B Common Stock. In December 2007, we effected a 1 for 1,000 reverse stock split for our Class A Common Stock and Class B Common Stock in connection with the issuance of the Series A Redeemable Convertible Preferred Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of
	Number of		Securities
	securities	Weighted-	remaining available
	to be issued	average	for future issuance
	upon exercise	exercise price	under equity
	of outstanding	of outstanding	compensation plans
	options,	Options,	(excluding securities
	warrants	warrants	reflected in
Plan category	and rights (1)	and rights	column (a))
Equity compensation plans approved by security holders(2)	126,660	$.01	48,340
Equity compensation plans not approved by security holders	-	-	-
Total	126,660	$.01	48,340

(1) Includes 126,660 shares of restricted stock issued under the 2004 Restricted Stock Plan.
(2)  In March 2009, the Company filed a Fourth Amendment and Restated Certificate of Incorporation which 1,685,000 shares of stock were authorized, of which 10,000 shares are designated Preferred Stock, $.001 par value per share (the “Preferred Stock”), 1,500,000 shares are designated Common Stock, $.001 par value per share (the “Common Stock”), and 175,000 shares are designated Class B Common Stock, $.001 par value per share (the “Class B Common Stock”).

Unregistered Sales of Equity Securities.  As of December 31, 2009, we had sold to certain members of management and our board of directors a total of 126,660 restricted shares of Class B Common Stock at a purchase price of $.01 per share pursuant to the 2004 Restricted Stock Plan.  In 2009, we issued 4,566 shares and 2,000 shares of Class B Common Stock on February 19, 2009 and March 1, 2009, respectively.  The shares are subject to certain contractual limitations, including provisions regarding forfeiture and disposition, as provided in each executive’s restricted stock purchase agreement and the 2004 Restricted Stock Plan. The restricted period ends upon the occurrence of certain events or the lapse of time.  The sale of the Class B Common Stock was made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering, and regulations promulgated thereunder.

        On March 25, 2009, the Company filed a Fourth Amended and Restated Certificate of Incorporation, which authorized 1,685,000 shares of capital stock. Additionally, the Board of Directors issued a unanimous resolution to adopt a Fourth Amendment to the 2004 Restricted Stock Plan which increased the number of shares of Class B Common Stock authorized for issuance thereunder from 165,000 to 175,000 shares. The Fourth Amended and Restated Certificate of Incorporation designated 1,500,000 shares as Class A Common Stock, 10,000 shares as Preferred Stock, of which 5,100 were designated as Series A Convertible Preferred Stock, and 175,000 shares as Class B Common Stock. All issued shares of Common Stock are entitled to vote on a one share/one vote basis.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K. The selected historical consolidated financial and other data presented below for the fiscal years ended December 31, 2007, 2008 and 2009 have been derived from our audited consolidated financial statements.

	For the Year Ended December 31,
	2005	2006	2007	2008	2009
Consolidated Statement of Operations
Operating revenues (1)	$377.4	$401.9	$391.9	$388.6	$363.4
Cost of service (1)	279.7	293.1	286.8	271.9	247.2
Selling, general and administrative expenses (1)	57.9	69.4	74.4	74.7	66.1
Depreciation and amortization	23.9	30.3	37.1	34.4	31.4
Other operating expenses (2)	0.6	-	0.6	0.2	-
Operating income (loss)	15.3	9.1	(7.0)	7.4	18.7
Other Income Expense:
Interest and other expenses, net	(26.6)	(27.8)	(31.5)	(41.9)	(39.1)
Loss before income taxes	(11.3)	(18.7)	(38.5)	(34.5)	(20.4)
Income tax expense (benefit)	(2.2)	1.4	1.9	(0.5)	0.7
Net loss	(9.1)	(20.1)	(40.4)	(34.0)	(21.1)
Accrued dividends on preferred stock	-	-	-	(1.4)	(1.5)
Net loss available to common stockholders	$(9.1)	$(20.1)	$(40.4)	$(35.4)	$(22.6)
Other Financial Data:
Direct provisioning revenues (1)	$303.3	$341.2	$338.7	$333.6	$312.6
Wholesale services revenues (1)	74.1	60.7	45.2	29.9	28.1
Offender management software	-	-	7.9	25.1	22.7

	For the Year Ended December 31,
	2005	2006	2007	2008	2009
Other Data:
Deficiency of earnings to fixed charges	$9.1	$20.1	$40.4	$35.4	$22.6
Consolidated Cash Flow Data:
Cash flows from operating activities	$29.8	$19.1	$20.5	$17.4	$26.8
Cash flows from investing activities	(26.3)	(27.1)	(64.0)	(17.0)	(16.3)
Cash flows from financing activities (3)	(2.8)	6.0	46.5	1.1	(12.3)
Capital Expenditures	26.3	27.2	21.4	17.0	16.5
Balance Sheet Data (End of Period)
Cash and cash equivalents and restricted cash	$4.0	$2.0	$3.6	$8.2	$4.0
Total current assets (4)	80.7	76.4	62.9	61.6	51.7
Net property and equipment	43.9	46.4	40.8	35.4	28.8
Total assets	266.9	259.6	292.1	259.0	240.1
Total long-term debt (including current portion)	198.0	210.6	263.3	288.3	287.8
Stockholders’ deficit	$(31.9)	$(51.9)	$(88.9)	$(128.8)	$(148.2)

(1)
Includes reclassification of certain amounts in prior years to conform with current period presentation.  No impact on operating income (loss), net loss, cash flows or the financial position of the Company for the prior periods presented.

(2)	Includes gain on sale of assets, compensation expense on employee restricted stock, severance and restructuring costs.
(3)	The 2007 amount reflects $40 million of indebtedness incurred through the issuance of additional Second-priority Senior Secured Notes in connection with our acquisition of Syscon.
(4)
Current assets decreased in 2007, 2008, and 2009 primarily as a result of a decline in receivables due to a significant increase in prepaid revenues as a percentage of total revenues, coupled with a decline in overall direct call provisioning and wholesale services revenues.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our historical consolidated financial statements and related notes, our audited consolidated financial data and related notes and other financial information included elsewhere in this Form 10-K.

Overview

We are one of the largest independent providers of inmate telecommunications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities such as juvenile detention centers and private jails in the United States and Canada. As of December 31, 2009, we provided service to approximately 2,400 correctional facilities.

Our core business consists of installing, operating, servicing and maintaining sophisticated call processing systems in correctional facilities and providing related services. We enter into multi-year agreements (generally three to five years) directly with the correctional facilities in which we serve as the exclusive provider of telecommunications services to inmates. In exchange for the exclusive service rights, we pay a negotiated commission to the correctional facility based upon revenues generated by actual inmate telephone use. In addition, on a limited basis we may partner with other telecommunications companies whereby we provide our equipment and, as needed, back office support including validation, billing and collections services, and charge a fee for such services. Based on the particular needs of the corrections industry and the requirements of the individual correctional facility, we also sell platforms and specialized equipment and services such as law enforcement management systems, call activity reporting and call blocking.

Our subsidiary Syscon is an enterprise software development company for the correctional facility industry. Syscon’s core product is a sophisticated and comprehensive software system utilized by correctional facilities and law enforcement agencies for complete offender management. Syscon’s system provides correctional facilities with the ability to manage and monitor inmate parole and probation activity and development at a sophisticated level.

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

Revenues

We derived approximately 86% of our revenues for each of the years ended December 31, 2008 and 2009 from our direct operation of inmate telecommunication systems and the provision of related services located in correctional facilities within 43 states and the District of Columbia. We enter into multi-year agreements under direct or “prime” contracts with the correctional facilities, pursuant to which we serve as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, we pay a commission to the correctional facility based upon inmate telephone use. We install and generally retain ownership of the telephones and the associated equipment and provide additional services tailored to the specialized needs of the corrections industry and to the requirements of each individual correctional facility, such as call activity recording and call blocking. In our direct call provisioning business, we earn the full retail value of the call and pay corresponding line charges and commissions.

We derived approximately 6% of our revenues from our offender management software business for each of the years ended December 31, 2008 and December 31, 2009. Offender management systems are platforms that allow facilities managers and law enforcement personnel to analyze data to reduce costs, prevent and solve crimes and facilitate rehabilitation through a single user interface. Revenue related to the offender management software business is recognized using the residual method when the fair value of vendor specific objective evidence (“VSOE”) of the undelivered element is determined. If the VSOE of fair value cannot be determined for any undelivered element or any undelivered element is essential to the functionality of the delivered element, revenue is deferred until such criteria are met or recognized as the last element is delivered. Under the residual method, the fair value of the undelivered elements is deferred and the difference between the total arrangement fee and the amount recorded as deferred revenue for the undelivered elements is recognized as revenue related to the delivered elements.

We derived approximately 8% of our revenues for each of the years ended December 31, 2008 and 2009 from the wholesale services business. We derive this revenue through (1) validation, uncollectible account management and billing services (solutions services), (2) providing equipment, security enhanced call processing, call validation and service and support through the primary inmate telecommunications providers (telecommunications services), and (3) the sale of equipment to other telecommunications companies as customers or service partners.

In our direct call provisioning and wholesale services business, we accumulate call activity data from our various installations and bill our revenues related to this call activity against prepaid customer accounts or through direct billing agreements with local exchange carrier (“LEC”) billing agents, or in some cases through billing aggregators that bill end users. We receive payment on a prepaid basis for the majority of our services and record deferred revenue until the prepaid balances are used. In each case, we recognize revenue when the calls are completed and record the related telecommunication costs for validating, transmitting, billing and collection, bad debt, and line and long-distance charges, along with commissions payable to the facilities. In our wholesale services business, our service partner may bill the called party and we either share the revenues with our service partner or receive a prescribed fee for each call completed. We also charge fees for additional services such as customer support and advanced validation.

Cost of Service

Our principal cost of service for our direct call provisioning business consists of commissions paid to correctional facilities, which are typically expressed as a percentage of either gross or net direct call provisioning revenues and are typically fixed for the term of the agreements. Our cost of service for direct call provisioning also includes (1) bad debt expense from uncollectible accounts; (2) billing and collection charges; (3) telecommunication costs such as telephone line access, long distance and other charges; (4) call validation costs; and (5) field operations and maintenance costs for service on our installed base of inmate telephones. We pay monthly line and usage charges to Regional Bell Operating Companies (“RBOCs”) and other LECs for interconnection to local networks to complete local calls. We also pay fees to interexchange and long distance carriers for long distance calls completed.  Third-party billing charges consist of payments to LECs and other billing service providers for billing and collecting revenues from called parties.

Cost of service associated with our offender management software business primarily includes salaries and related costs of employees and contractors that provide technological services to develop, customize or enhance the software for our clients.

Cost of service for our wholesale service business includes billing and collection, call validation, bad debt expense and service costs for correctional facilities, including salaries and related personnel expenses, inmate calling systems repair and maintenance expenses and the cost of equipment sold to service partners.

Facility Commissions. In our direct call provisioning business, we pay a facility commission typically based on a percentage of our billed revenues from such facility. Commissions are set at the beginning of each facility contract.

Bad Debt. We account for bad debt as a direct cost of providing telecommunications services. We accrue the related telecommunications cost charges along with an allowance for uncollectible calls, based on historical experience. We use a proprietary, specialized billing and bad-debt management system to integrate our billing with our call blocking, validation and customer inquiry procedures. We seek to manage our higher risk revenues by proactively requiring certain billed parties to prepay collect calls or be directly billed by us. This system utilizes multi-variable algorithms to minimize bad debt expense by adjusting our credit policies and billing. For example, when unemployment rates are high, we may decrease credit to less creditworthy-billed parties or require them to purchase prepaid calling time in order to receive inmate calls.

Bad debt expense tends to rise with higher unemployment rates and as the economy worsens, and is subject to other factors, some of which may not be known. To the extent our bad debt management system overcompensates for bad debt exposure by limiting credit to billed parties, our revenues and profitability may decline as fewer calls are permitted to be made. In 2008, we tightened our credit policy to reduce our risk of loss from bad debts. Consequently, billed minutes and associated revenues may have been negatively impacted in the latter part of 2008 and in 2009.  Since our bad debt visibility is delayed an average of six to nine months, risk exists that future write-offs may be incurred.

Field Operations and Maintenance Costs. Field operations and maintenance costs consist of service administration costs for correctional facilities. These costs include salaries and related personnel expenses, communication costs, and inmate calling systems repair and maintenance expenses.

Selling, General & Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of corporate overhead and selling expenses, including accounting, marketing, legal, regulatory, and research and development costs.

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

Our offender management software business has been affected by the poor economy and government budget shortfalls. As corrections agencies have increased the amount of time they take to evaluate proposals, process contracts and change orders, and in some cases have deferred or cancelled orders for the purchase of technology solutions. Agencies are being extremely careful, as all purchases are under increased scrutiny and many require additional steps before approval.  The U.S. federal government economic stimulus programs have provided some relief domestically. The global nature of the downturn is having a similar impact overseas.

Results of Operations for the Year Ended December31, 2009 Compared to December 31, 2008

The following table sets forth the primary components of revenue for 2008 and 2009.

	For the Twelve Months Ended
	December 31,	December 31,
	2008	2009	Variance	% Change
(Dollars in thousands)
Direct call provisioning	$333,564	$312,614	$(20,950)	(6.3)%
Offender management software	25,137	22,698	(2,439)	(9.7)
Wholesale services	29,902	28,124	(1,778)	(5.9)
Total revenue	$388,603	$363,436	$(25,167)	(6.5)%

Revenues

Compared to the year ended December 31, 2008, consolidated revenues decreased for the year ended December 31, 2009 by $25.2 million, or 6.5%, to $363.4 million. The primary components of the decrease in revenues are discussed below:

 Direct call provisioning revenues decreased $21.0 million, or 6.3%, to $312.6 million resulting primarily from lower call volumes and revenues per call due primarily to the economic recession.  Additionally, in 2009 we experienced a change in revenue recognition from a partnering arrangement that reduced our revenues by approximately $8.2 million from the prior year.  In 2008, inmate calls were processed on our platforms and revenues and expenses were recorded on a gross basis.  The new equipment owned and managed by our partner was installed at the various sites and, accordingly, our share of revenue is now recorded net of expenses.  This change in revenue recognition from a gross to net basis will continue to affect revenues over the term of the underlying facility contract.

        Offender management software revenues decreased $2.4 million, or 9.7%, to $22.7 million. The majority of our offender management revenues have been associated with the implementation of our software for Her Majesty’s Prison Service in the United Kingdom through a sub-contracting agreement with HP Enterprise Services (formerly EDS). The implementation phase of this contract was successfully completed during the second quarter of 2009 causing the expected decline in revenues.  During the fourth quarter of 2009, we started to generate revenues from new contracts in the United States as well as extended our work in the United Kingdom and Australia, and we continually seek to win new contracts.  We were impacted by the global economic recession in 2009 which has affected government budgets causing corrections agencies to delay or defer technology spending or cancel orders altogether, which, in turn, made it more difficult to generate new contracts during this recessionary period.  In connection with the acquisition of Syscon we valued the existing customer contracts and related deferred revenues at fair value, which impacted the amount of revenue and profit recognized on the acquired contracts.  Our 2008 offender management software revenues and operating profits were $3.5 million lower than what would have been reported resulting from the amortization of acquired customer contracts, as required by purchase accounting. 2009 revenues and operating profits were not significantly impacted by the amortization of acquired customer contracts.

Wholesale services revenues decreased by $1.8 million, or 5.9%, due to the ongoing trend of our wholesale partners, who also compete directly with us, not renewing our services as their underlying facility contracts expire.  This revenue attrition was partially offset by a $7.1 million increase in revenues related to installation and project management services associated with the Texas Department of Criminal Justice (TDCJ) contract. With the exception of the TDCJ contract, we expect our wholesale services revenues to continue to decline in the future as wholesale contracts expire.

   Cost of Service. Total cost of service for the year ended December 31, 2009 decreased by $24.7 million, or 9.1%, from the year ended December 31, 2008 due to lower direct call provisioning and offender management software revenues and the implementation of direct cost reduction initiatives.  A comparison of the components of our business segment gross margins is provided below (dollars in thousands):

	Year Ended December 31,
	2008		2009
Direct Call Provisioning
Revenue	$333,564		$312,614
Cost of service	243,807	73.1%	221,572	70.9%
Segment gross margin	$89,757	26.9%	$91,042	29.1%
Offender Management Software
Revenue	$25,137		$22,698
Cost of service	13,540	53.9%	9,624	42.4%
Segment gross margin	$11,597	46.1%	$13,074	57.6%
Wholesale Services
Revenue	$29,902		$28,124
Cost of service	14,543	48.6%	16,032	57.0%
Segment gross margin	$15,359	51.4%	$12,092	43.0%

Cost of service in our direct call provisioning segment decreased as a percentage of revenue to 70.9% from 73.1% due to efficiencies gained from our packet-based architecture, cost savings initiatives implemented during 2008 and 2009, as well as our strategy to shift customers to our prepaid products, which carry a higher gross margin since bad debt risk is greatly reduced.  In 2008, approximately 46% of our direct call provisioning revenues were prepaid while 55% of our direct call provisioning revenues were prepaid in 2009, generating an improvement in bad debt expense as a percentage of revenues even in the current recessionary environment.  Because our bad debt visibility is delayed an average of six to nine months, risk exists that we may incur future write-offs.

 Cost of service in our offender management software segment as a percentage of revenue decreased to 42.4 % from 53.9%.  Excluding the impact of the amortization of acquired contracts on revenues in the prior year, cost of service as a percentage of revenues would have been 47.3% of revenues in 2008.  The cost improvement in 2009 is primarily due to more efficient utilization of personnel coupled with the completion and delivery of several older projects that had yielded lower margins.  Cost of service for the offender software segment primarily represents salaries and related costs of employees and contractors, who provide technological services to develop, customize or enhance the software for our clients.

Cost of service in our wholesale services segment as a percentage of our revenue increased to 57.0% from 48.6% as a result of low margins for project management and installation labor revenues associated with the TDCJ contract. The wholesale services cost structure currently includes a mix of field service costs resulting from implementation of the TDCJ sites. Margins related to the TDCJ contract are expected to improve in 2010 as we generate a higher mix of billing and collection revenues from this contract.

         SG&A. SG&A expenses of $66.1 million were $8.6 million, or 11.5%, lower than the prior year primarily due to cost reduction initiatives implemented beginning in the third quarter of 2008 that have allowed us to reduce our administrative expenses by over $7.4 million in 2009.  Both 2008 and 2009 include non-recurring executive reorganization costs of $1.2 million and $0.5 million, respectively.  Proceeds from favorable intellectual property dispute settlements were recorded against SG&A expense in both 2008 and 2009 as we had previously incurred substantial legal and other professional service fees related to these settlements.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $31.3 million for the year ended December 31, 2009, a decrease of $3.1 million, or 9%, from the year ended December 31, 2008. The decrease is primarily attributable to assets that became fully depreciated or amortized as well as lower capital spending in 2008 and 2009 versus previous years.

Interest and Other Expenses, net. Interest and other expenses, net of $39.1 million decreased by $2.8 million, or 7%, from the prior year due to foreign exchange gains of $2.3 million in 2009 compared to foreign exchange losses of $3.8 million in 2008.  Offsetting this gain was an increase in interest expense of $3.4 million due primarily to the increasing principal on the Senior Subordinated Notes from paid-in-kind interest accumulation.
Income Tax Expense. Income tax expense for the year ended December 31, 2009 was $0.7 million compared to a benefit of $0.5 million for the year ended December 31, 2008 and principally arose from changes in valuation allowances on our deferred tax assets.  The Company’s net operating losses are fully reserved by valuation allowances since the Company has a history of generating net losses.

Results of Operations for the Year Ended December31, 2008 Compared to December 31, 2007

The following table sets forth the primary components of revenue for 2007 and 2008

	For the Twelve Months Ended
	December 31,	December 31,
	2007	2008	Variance	% Change
(Dollars in thousands)
Direct call provisioning	$338,703	$333,564	$(5,139)	(1.5)%
Offender management software	7,933	25,137	17,204	216.9
Wholesale services	45,214	29,902	(15,312)	(33.9)
Total revenue	$391,850	$388,603	$(3,247)	(0.8)%

Revenues

Compared to the year ended December 31, 2007, consolidated revenues decreased for the year ended December 31, 2008 by $3.2 million, or 0.8%, to $388.6 million. The primary components of the decrease in revenues are discussed below:

    Direct call provisioning revenues decreased $5.1 million, or 1.5%, to $333.6 million. This resulted from a decrease of $20 million due primarily to the loss of direct business contracts with several departments of corrections that expired during the second half of 2007, combined with the lower revenues due to the worsening economy, which caused us to tighten credit controls in an effort to reduce our bad debt exposure. In addition, in 2008 we sought to improve our margins in bidding for new state and county contracts, which resulted in the loss of some contracts that did not meet acceptable profitability standards. We monitor contracts coming up for renewal on the same basis. The decrease in revenue was partially offset by $14.9 million of revenues from department of corrections and mega-county contracts won from competitors, net of accounts not renewed.  Large accounts installed in 2008 generated $7.3 million in 2008, and are expected to generate $16 million annually over the term of the contracts.

 Offender management software revenues increased $17.2 million or 216.9% to $25.1 million primarily due to only two quarters of operations in 2007 compared to a full year in 2008.  The majority of our offender management revenues were associated with the implementation of our software for Her Majesty’s Prison Service in the United Kingdom, through a sub-contracting agreement with Electronic Data Systems, Inc. In connection with the Syscon acquisition, we valued Syscon’s existing customer contracts and related deferred revenues at fair value, which impacted the amount of revenue and profit we recognized.  As a result, for the years ended December 31, 2008 and 2007, respectively, our offender management software revenues and operating profits were reduced by $3.5 million and $1.4 million related to the amortization of acquired customer contracts, as required by purchase accounting.

Wholesale services revenues decreased by $15.3 million, or 33.9%, primarily due to terminations of service by AT&T and Global Tel*Link as their underlying facility contracts expire.

       Cost of Service. Total cost of service for the year ended December 31, 2008 decreased by $14.9 million over cost of service for the year ended December 31, 2007, or 5.2%, to $271.9 million.

Cost of service in our direct call provisioning segment decreased as a percentage of revenue to 73.1% from 75.8% due to lower bad debt, commission and field operations expenses, offset slightly by higher billing and collection fees and network costs. Bad debt expense declined 31.5%, from 11.2 % to 7.8% as a percentage of direct call provisioning revenues, as a result of our shift to selling products on our prepaid platforms, further tightening of our credit policies due to the deteriorating economy, and the impact of a one-time write-off of $1.7 million in 2007 related to complications arising from our billing system conversion. Historically, our bad debt has been highly correlated to unemployment rates; however, we have developed statistical methods to identify high risk customers who we require to prepay for services. In 2007, approximately 35% of our direct provision revenues were prepaid, while 46% of our direct provisioning revenues were prepaid in 2008. Field operations expense declined $0.9 million year over year due to efficiencies gained from our packet-based architecture.

 Cost of service in our offender management software segment as a percentage of revenue decreased to 53.9 % from 77.0% mainly due to more efficient utilization of personnel in 2008. Cost of service for the offender software segment primarily represents salaries and related costs of employees and contractors who provide technological services to develop, customize or enhance the software for our clients. Time incurred for research and development or administrative activities by these employees is classified as SG&A expense in 2008.

Cost of service in our wholesale services segment as a percentage of our revenue decreased to 48.6% from 53.3% as a result of our bad debt savings initiatives discussed above. Cost of service is a more volatile component of wholesale services relative to our direct call provisioning business because most of the cost is comprised of bad debt expense. Therefore, a rise in unemployment rates may cause a significant erosion of wholesale profitability should bad debt results deteriorate.

SG&A. SG&A expenses of $74.7 million were $0.4 million, or 0.5%, higher than the year ended December 31, 2007.  The increase was due primarily to $6.3 million in additional SG&A expenses in our offender management software segment as 2007 results included only two quarters of Syscon expenses compared to a full reporting year in 2008. Additionally, we incurred $1.2 million related to the reorganization of the executive team of the Company. These increases were offset by a decrease of approximately $1.0 million related to one-time costs incurred in 2007 for bonuses tied to the closing of the Syscon acquisition, severance and death benefits paid to the family of an executive and lease exit costs.  Legal fees were lower in 2008 as a result of settling several intellectual property lawsuits during the third quarter of 2008. Proceeds from the intellectual property settlements were recorded against SG&A costs, as we had incurred substantial legal and other professional service fees related to these settlements in SG&A expense since the fourth quarter of 2006. In the third quarter of 2008, we implemented cost cutting initiatives which lowered administrative costs by approximately $0.7 million during the last six months of 2008.

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

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $34.4 million for the year ended December 31, 2008, a decrease of $2.6 million or 7.1% over the year ended December 31, 2007. The decrease was primarily attributable to lower amortization of intangibles related to the Evercom acquisition that became fully amortized in 2007. This was partially offset by an increase in amortization of new software development and purchases and four quarters of depreciation and amortization related to Syscon verses two quarters in 2007.

Interest and Other Expenses, net. Interest and other expenses, net, of $41.9 million for the year ended December 31, 2008, increased by $10.4 million or 33.1% over the year ended December 31, 2007. The increase relates primarily to the increasing principal on the Senior Subordinated Notes due to the accumulation of  interest being paid-in-kind and additional  interest expense on the $40 million 11% Second-priority Senior Secured Notes due 2011 issued on June 29, 2007. Additionally, we experienced a foreign exchange transaction loss of $3.8 million during the year ended December 31, 2008 compared to a gain of $1.5 million in 2007.

Income Tax Expense. We had an income tax benefit of $0.5 million for the year ended December 31, 2008 and an expense of $1.9 million for the year ended December 31, 2007. In 2007, we generated tax expense as a result of changes in valuation allowances on our deferred tax assets. In 2008, a tax benefit of $2.5 million was recorded related to our foreign operations, offset by $2.0 million in expense as a result of changes in valuation allowances on deferred tax assets in the United States.

  Accrued Dividends on Redeemable Preferred Stock.  Dividends accrue on the Series A Redeemable Preferred Stock issued in December 2007. Each share of the preferred stock has a stated value of $2,000 and accrues dividends annually at 12.5% of the stated value.  As of December 31, 2008, the Company had accrued dividends of $1.3 million for the Series A Preferred Stock.

Liquidity and Capital Resources

General

Our principal liquidity requirements are to service and repay debt and meet our capital expenditure and operating needs. We are significantly leveraged. Our ability to make payments on and to refinance indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future and our ability to maintain compliance with covenants in our credit facilities, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current and expected level of operations, we believe our cash flow from operations, available cash and available borrowings under our $30.0 million revolving credit facility will be adequate to make required capital expenditures, service our indebtedness and meet our other working capital needs for at least twelve months from our balance sheet dated December 31, 2009. However, due to the economy and other uncertainties referred to above, there are no assurances that our available sources of cash will be sufficient to enable us to make such capital expenditures, service our indebtedness or to fund our other working capital needs. Further, in the event we wish to make additional acquisitions, we may need to seek additional financing. We are continuing to evaluate alternatives to refinance our existing debt arrangements in an effort to provide greater flexibility to meet long-term capital requirements, reduce interest expense and extend maturity dates.

As of December 31, 2009, we had a total stockholders’ deficit of $148.2 million and $291.4 million in total debt outstanding before considering $1.6 million of original issue discount on our Second-Priority Senior Secured Notes and $2.0 million of fair value attributable to warrants issued in connection with our Senior Subordinated debt financing, both of which are reflected as discounts to outstanding long-term debt in our consolidated financial statements (see additional information on our long and short-term debt under "Debt and Other Obligations" below). As of December 31, 2009, we had availability of $30 million under our working capital facility (See Note 4).

Cash Flows

The following table provides our cash flow data for the years ended December 31, 2007, 2008 and 2009 (in thousands):

	For the Year Ended December 31,
	2007	2008	2009
Net cash provided by operating activities	$20,459	$17,406	$26,752
Net cash used in investing activities	$(64,000)	$(17,046)	$(16,253)
Net cash provided by (used in) financing activities	$46,506	$1,094	$(12,313)

Net cash provided by operating activities was $20.5 million, $17.4 million, and $26.8 million for the years ended December 31, 2007, 2008 and 2009, respectively. Net cash provided by operating activities of $26.8 million consisted of operating income of $50.1 million before considering non-cash expenses, such as depreciation and amortization of $31.3 million, offset by $22.8 million of cash paid for interest and $0.5 million of working capital use. In 2008, lower wholesale services volumes caused the payable to our partners to decline, thus using working capital.  In 2009, we experienced a reduction in receivables and accrued liabilities arising from an increased percentage of calls made on a prepaid basis, lower call volumes and differences in the timing of cash payments made.

Net cash used in investing activities was $64.0 million, $17.0 million and $16.3 million for the years ended December 31, 2007, 2008 and 2009, respectively. The $16.3 million spending in 2009 was utilized primarily for investments in infrastructure technology, equipment and intangibles to maintain and grow the direct call provisioning business. The decline in spending from 2008 was principally due to less tangible equipment installed at customer sites and improved management oversight of our capital spending.

 Net cash provided by financing activities was $46.5 million and $1.1 million for the years ended December 31, 2007 and 2008, respectively, and net cash used in financing activities was $12.3 million for the year ended December 31, 2009.  The 2009 use of $12.3 million primarily related to $16.5 million in net payments on the Company's revolving credit facility, offset partially by a $4.3 million benefit from a timing difference in outstanding checks.  In 2008, $11.5 million in net advances on the revolver funded cash used to pay outstanding checks and repay a loan to Syscon’s former stockholder.  As of March 10, 2010, there were no borrowings and $30.0 million of availability under  the revolving credit facility.

Debt and other Obligations

Revolving Credit Facility — On September 30, 2008, we and certain of our subsidiaries entered into a senior credit agreement with a lending institution and the other lenders party thereto (the “Credit Agreement”) to refinance our existing revolving credit facility. The Credit Agreement provides us with a $10.0 million letter of credit facility and a revolving facility of up to the lesser of (i) $30.0 million and (ii) 125% of consolidated EBITDA (as defined in the Credit Agreement) for the preceding 12 months less the face amount of outstanding letters of credit. The Credit Agreement expires on June 9, 2011. Advances bear interest at an annual rate of our option equal to either: (a) LIBOR plus 4.0%, or (b) a rate equal to the Base Rate plus 3.0%. The Base Rate is the greater of (i) 5%, (ii) the Federal Funds rate plus 0.5%, or (iii) the prime rate (as defined in the Credit Agreement), which was 3.25% as of December 31, 2009. Interest is payable in arrears on the first day of each month. The unused availability under the Credit Agreement is subject to a fee based on a per annum rate of 0.375% due monthly.  Borrowings under the Credit Agreement are secured by a first lien on substantially all of our and certain of our subsidiaries’ assets. We draw from the available credit under the Credit Agreement to cover normal business cash requirements. As of December 31, 2009, we had $30.0 million of borrowing availability under the Credit Agreement.

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

All $194.0 million of principal is due September 9, 2011. To the extent we generate excess cash flow (as defined in the indenture) in any calendar year, we are required by the Second-priority Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 102.75% of face value through September 1, 2010 and 100.00% therafter.  No excess cash flow payment was due for the year ended December 31, 2009, because an Excess Cash Flow Amount (as defined in the Indenture governing the terms of the Second-priority Senior Secured Notes) was not generated. In the event we determine that the Excess Cash Flow Amount is likely to exceed $5.0 million in 2010, we may purchase Second-priority Senior Secured Notes in the open market, by negotiated private transactions or otherwise, to reduce the aggregate Excess Cash Flow Amount to less than $5.0 million. We and our affiliates may from time to time seek to retire or purchase our outstanding debt, including the Notes, through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Interest is payable semiannually on March 1 and September 1. The effective interest rate is 11.3% on the Second-priority Senior Secured Notes.

The fair values associated with our Senior Secured Notes were quoted as of December 31, 2009, at trading prices of $96.00 and $80.00, increases of 80.3% and 22.1%, respectively, from the quoted values at December 31, 2008. We believe the increase in fair values was due to our improved operating performance and an improvement in the credit markets in 2009.

         Senior Subordinated Notes — We have outstanding $97.4 million of Senior Subordinated Notes that are unsecured and subordinate to the revolving credit facility, and bear interest at an annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by our revolving credit facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated Notes. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013. In connection with the issuance of the Senior Subordinated Notes, we issued warrants to acquire 51.01 shares of our common stock at an exercise price of $10 per share to the Senior Subordinated Noteholders. As a result, we discounted the face value of the Senior Subordinated Notes by $2.9 million, representing the estimated fair value of the warrants at the time of issuance. For the twelve months ended December 31, 2009, $14.9 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. The effective interest rate is 18.5% on the Senior Subordinated Notes.

All of our domestic subsidiaries and certain of our foreign subsidiaries (the “Subsidiary Guarantors”) are jointly and severally liable for the working capital facility, Senior Subordinated Notes and Second-priority Senior Secured Notes. The Subsidiary Guarantors are wholly-owned. We have not included separate financial statements of our subsidiaries because (a) our aggregate assets, liabilities, earnings and equity are presented on a consolidated basis, and (b) we believe that separate financial statements and other disclosures concerning subsidiaries are not material to investors.

Our credit facilities contain financial and operating covenants that require the maintenance of certain financial ratios, including specified fixed interest coverage ratios, maintenance of minimum levels of operating cash flows and maximum capital expenditure limitations. These covenants also limit our ability to incur additional indebtedness, make certain payments including dividends to shareholders, invest and divest company assets, and sell or otherwise dispose of capital stock. In the event that we fail to comply with the covenants and restrictions, as specified in the credit agreements, we may be in default, at which time payment of the long term debt and unpaid interest may be accelerated and become immediately due and payable. As of December 31, 2009, we were in compliance with all covenants associated with our credit facilities.

Capital Requirements

As of December 31, 2009, our contractual obligations and commitments on an aggregate basis were as follows:

	Payments by Period
	2010	2011	2012	2013	2014	Thereafter
Long-term debt (1)	$-	$194,000	$-	$48,714	$48,713	$-
Unrecognized tax benefits	-	-	-	-	-	357
Operating leases	3,518	2,144	2,016	1,779	1,794	450
Minimum commission payments	3,367	720	488	98	-	-
Minimum purchase guarantees	2,087	155	-	-	-	-
Other long-term liabilities	290	290	290	240	540	-
Total contractual cash obligations and commitments	$9,262	$197,309	$2,794	$50,831	$51,047	$807

(1)
Does not include any amounts that may be drawn under our Credit Agreement, which expires on June 9, 2011, or accrued interest under our long-term debt. Assumes no repurchases of second-priority senior secured notes or senior subordinated notes during such period whether or not mandatory.

 Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of a company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our financial statements prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The process of preparing financial statements in conformity with GAAP requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenues and expenses. We base these determinations upon the best information available to us during the period in which we are accounting for our results. Our estimates and assumptions could change materially as conditions within and beyond our control change or as further information becomes available. Further, these estimates and assumptions are affected by management’s application of accounting policies. Changes in our estimates are recorded in the period the change occurs. Our critical accounting policies include, among others:

•	Revenue recognition and bad debt reserve estimates;

•	goodwill and other intangible assets;

•	accounting for income taxes; and

•	capitalization of internally developed software costs.

The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary for determining the value of related assets or liabilities.

Revenue Recognition and Bad Debt Reserve Estimates

Revenues related to collect and prepaid calling services generated by the direct call provisioning segment are recognized during the period in which the calls are made. In addition, during the same period, we accrue the related telecommunication costs for validating, transmitting, billing and collection, and line and long distance charges, along with commissions payable to the facilities and allowances for uncollectible calls, based on historical experience.

Revenues related to the wholesale services segments are recognized in the period in which the calls are processed through the billing system, or when equipment and software is sold. During the same period, we accrue the related telecommunications costs for validating, transmitting, and billing and collection costs, along with allowances for uncollectible calls, as applicable, based on historical experience.

We record call revenues related to the wholesale services segment at the net amount since we are acting as an agent on behalf of another provider. For records processed through our billing system, this is the amount charged to the end user customer less the amount paid to the inmate telecommunications provider.

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

In evaluating the collectibility of our trade receivables, we assess a number of factors including historical cash reserves held by our LEC billing agents, collection rates with our billing agents and a specific customer’s ability to meet the financial obligations to us, as well as general factors, such as the length of time the receivables are past due, historical collection experience and economic conditions including unemployment rates. Based on these assessments, we record reserves for uncollectible receivables to reduce the related receivables to the amount we ultimately expect to collect from our customers.

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

We perform an annual impairment test of goodwill and other intangible assets with indefinite useful lives as of the last day of each fiscal year. The goodwill test is a two-step process and requires goodwill to be allocated to our reporting units. Reporting units are defined by us to be the same as the reportable segments (see Note 5). In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value, a goodwill impairment may exist and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared with the carrying value of the goodwill. An impairment loss is recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. An impairment loss is recognized by reducing the carrying value of the asset to its estimated fair value.

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

We account for the uncertainty in income taxes on the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.

Capitalization of Internally Developed Software Costs

      We capitalize labor associated with software developed for internal use. Software is considered for internal use if acquired, internally developed or modified solely to meet the entity’s internal needs and if during the software’s development or modification, no plan exists to market the software externally.  Costs incurred during the application development stage are capitalized. Capitalization of cost begins when the preliminary project stage is completed and management with the relevant authority authorizes and commits to funding a computer software project and believes that it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases when the project is complete or it is no longer probable that the project will be completed.

 Financial Reporting Changes

See Note 1, paragraph (v) of the Consolidated Financial Statements for information about recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market rate risk for changes in interest rates related to our revolving line of credit. Our market risks as of December 31, 2009 were substantially equivalent, in all material aspects, to the market risks we faced in 2008. Interest expense on our floating rate debt will increase if interest rates rise. Our $30.0 million revolving line of credit bears an interest rate equal to one of the following, at our option: (a) LIBOR plus 4.0%, or (b) a rate equal to the Base Rate plus 3.0%. The Base Rate is the greater of (i) 5%, (ii) the Federal Funds rate plus 0.5%, or (iii) the prime rate (as defined in the Credit Agreement). The effect of a 10% fluctuation in the interest rate on our revolving line of credit would have had a negligible impact on our interest expense for the twelve months ended December 31, 2008 and 2009.  There were no borrowings outstanding at December 31, 2009 related to our variable rate debt.

We are exposed to foreign currency exchange rates on the earnings, cash flows and financial position of our international operations. We are not able to project the possible effect of these fluctuations on translated amounts or future earnings due to our constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and each other, and the number of currencies involved; however we do not believe the effect of this exposure would materially impact our financial position. Our most significant exposure is to the British pound.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Securus Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Securus Technologies, Inc. and Subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders' deficit and comprehensive loss, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Securus Technologies, Inc. and Subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Securus Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2010 expressed an unqualified opinion on the effectiveness of Securus Technologies, Inc. and Subsidiaries’ internal control over financial reporting.

McGladrey & Pullen, LLP
Dallas, Texas
March 15, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Securus Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Securus Technologies, Inc. and subsidiaries as of December 31, 2008 and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Securus Technologies, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Dallas, Texas
March 27, 2009

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

SECURUS TECHNOLOGIES, INC.AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2008	2009
ASSETS
Cash and cash equivalents	$6,576	$2,668
Restricted cash	1,599	1,366
Accounts receivable, net	45,316	40,010
Prepaid expenses	6,116	6,183
Current deferred income taxes	1,973	1,487
Total current assets	61,580	51,714
Property and equipment, net	35,364	28,767
Intangibles and other assets, net	98,550	92,207
Goodwill	63,468	67,386
Total assets	$258,962	$240,074

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable	$14,743	$19,010
Accrued liabilities	44,371	38,285
Deferred revenue and customer advances	15,069	14,755
Current deferred income taxes	817	893
Total current liabilities	75,000	72,943
Deferred income taxes	10,893	11,306
Long-term debt	288,341	287,802
Other long-term liabilities	2,238	3,357
Total liabilities	376,472	375,408
Commitments and contingencies

Series A redeemable convertible preferred stock, stated value $2,253 and $2,534 at December 31, 2008 and December 31, 2009; total redemption value $11,489 and $12,925 at December 31, 2008 and December 31, 2009; 5,100 shares authorized and outstanding at December 31, 2008 and 2009.	11,321	12,820

Stockholders’ deficit:
Common stock, $0.001 stated value; 1,355,000 and 1,675,000 shares authorized at December 31, 2008 and 2009; 161,037 and 140,792 shares issued and outstanding at December 31, 2008 and 2009, respectively.	8	8
Additional paid-in capital	34,304	32,806
Accumulated other comprehensive income (loss)	(2,701)	560
Accumulated deficit	(160,442)	(181,528)
Total stockholders’ deficit	(128,831)	(148,154)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$258,962	$240,074

See accompanying notes to consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December31, 2007, 2008 and 2009
(Dollars in thousands)

	For the Year Ended December 31,
	2007	2008	2009
Revenue:
Direct call provisioning	$338,703	$333,564	$312,614
Offender management software	7,933	25,137	22,698
Wholesale services	45,214	29,902	28,124
Total revenue	391,850	388,603	363,436
Cost of service (exclusive of depreciation and amortization shown separately below):
Direct call provisioning, exclusive of bad debt expense	218,824	217,918	197,713
Direct call provisioning bad debt expense	37,776	25,889	23,859
Offender management software expense	6,110	13,540	9,624
Wholesale services expense	24,104	14,543	16,032
Total cost of service	286,814	271,890	247,228
Selling, general and administrative expenses	74,369	74,721	66,128
Restructuring costs	614	224	-
Depreciation and amortization	37,048	34,400	31,333
Total operating costs and expenses	398,845	381,235	344,689
Operating income (loss)	(6,995)	7,368	18,747
Interest and other expenses, net	31,487	41,896	39,114
Loss before income taxes	(38,482)	(34,528)	(20,367)
Income tax expense (benefit)	1,922	(509)	719
Net loss	(40,404)	(34,019)	(21,086)
Accrued dividends on redeemable convertible
preferred stock	-	(1,351)	(1,499)
Net loss available to common stockholders	$(40,404)	$(35,370)	$(22,585)

See accompanying notes to consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
AND COMPREHENSIVE LOSS
For the Years Ended December31, 2007, 2008 and 2009
(Dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance at December 31, 2006	610	$6	$34,140	$(86,019)	$-	$(51,873)
Issuance of common stock in conjunction with Syscon acquisition	45	1	1,413	-	-	1,414
Stock based compensation	-	-	67	-	-	67
Exercise of warrants	14	-	-	-	-	-
Restricted stock grants	11	-	-	-	-	-
Forfeitures of restricted stock	(3)	-	-	-	-	-
Foreign currency translation	-	-	-	-	1,935	1,935
Net loss	-	-	-	(40,404)	-	(40,404)
Total comprehensive loss						(38,469)
Balance at December 31, 2007	677	$7	$35,620	$(126,423)	$1,935	$(88,861)
Stock based compensation	-	-	35	-	-	35
Restricted stock grants	160,364	1	-	-	-	1
Forfeitures of restricted stock	(2)	-	-	-	-	-
Purchase of common stock	(2)					-
Accrued dividends on preferred stock	-	-	(1,351)	-	-	(1,351)
Foreign currency translation	-	-	-	-	(4,636)	(4,636)
Net loss	-	-	-	(34,019)	-	(34,019)
Total comprehensive loss						(38,655)
Balance at December 31, 2008	161,037	$8	$34,304	$(160,442)	$(2,701)	$(128,831)
Stock based compensation	-	-	1	-	-	1
Restricted stock grants	6,566	-	-	-	-	-
Forfeitures of restricted stock	(40,341)	-	-	-	-	-
Issuance of common stock	13,576	-	-	-	-	-
Purchase of common stock	(46)	-	-	-	-	-
Accrued dividends on preferred stock	-	-	(1,499)	-	-	(1,499)
Foreign currency translation	-	-	-	-	3,261	3,261
Net loss	-	-	-	(21,086)	-	(21,086)
Total comprehensive loss						(17,825)
Balance at December 31, 2009	140,792	$8	$32,806	$(181,528)	$560	$(148,154)

See accompanying notes to consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December31, 2007, 2008 and 2009
(Dollars in thousands)

	For the Year Ended
	2007	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,404)	$(34,019)	$(21,086)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,048	34,400	31,333
Amortization of fair value of contracts acquired	1,360	3,489	-
Deferred income taxes	922	(2,365)	323
Conversion of interest paid “in kind” to secured subordinated notes	10,678	12,650	14,943
Amortization of deferred financing costs and debt discounts	2,251	3,542	4,170
Other operating activities, net	169	(25)	(49)
Changes in operating assets and liabilities, net of effects of acquisitions:
Restricted cash	(74)	(68)	237
Accounts receivable	20,459	3,813	5,988
Prepaid expenses and other current assets	191	(862)	4
Other assets	376	654	(2,885)
Accounts payable	(11,251)	(9,057)	(210)
Accrued liabilities	(1,266)	5,254	(6,016)
Net cash provided by operating activities	$20,459	$17,406	$26,752
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment and intangible assets	$(21,356)	$(17,046)	$(16,453)
Cash consideration paid for acquired business	(43,717)	-	-
Proceeds from sale of asset	-	-	200
Proceeds from sale of unconsolidated affiliate	985	-	-
Property insurance proceeds	88	-	-
Net cash used in investing activities	$(64,000)	$(17,046)	$(16,253)

See accompanying notes to consolidated financial statements.

SECURUS TECHNOLOGIES, INC.AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  —  (Continued)
For the Years Ended December 31, 2007, 2008 and 2009
(Dollars in thousands)

	For the Year Ended December 31,
	2007	2008	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of second-priority senior secured notes	$39,060	$-	$-
Cash overdraft	(3,958)	(4,151)	4,275
Net advances (payments) on revolving credit facility	1,775	11,511	(16,511)
Debt issuance costs	(4,853)	(1,757)	(77)
Proceeds (payments) related to loan payable to related party, net	4,510	(4,510)	-
Proceeds from issuance of common stock	1	1	-
Proceeds from issuance of Series A preferred stock	10,200	-	-
Series A preferred stock issuance costs	(229)	-	-
Net cash provided by (used in) financing activities	$46,506	$1,094	$(12,313)
Effect of exchange rates on cash and cash equivalents	(1,451)	3,050	(2,094)
Increase (decrease) in cash and equivalents	$1,514	$4,504	$(3,908)
Cash and cash equivalents at beginning of year	558	2,072	6,576
Cash and cash equivalents at end of year	$2,072	$6,576	$2,668
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$18,715	$22,207	$22,797
Income taxes	$239	$846	$1,228
NONCASH FINANCING AND INVESTING ACTIVITIES:
Non-cash consent fee	$400	$-	$-
Leasehold improvements	$-	$710	$155

See accompanying notes to consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Securus Technologies, Inc. and its subsidiaries (“Securus” or the “Company”) provide inmate telecommunications services and software solutions to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities in 43 states and the District of Columbia. Securus also provides offender management and other software solutions to U.S. and foreign correctional facilities and law enforcement agencies. The Company was incorporated in Delaware on January 12, 2004, and on March 3, 2004 and September 9, 2004, the Company acquired all of the outstanding equity interests of T-Netix, Inc. (“T-Netix”) and Evercom Holdings, Inc. (“Evercom”), respectively. On June 29, 2007, the Company acquired Syscon Holdings, Ltd. and certain of its affiliates (“Syscon”).

(a)Basis of Presentation

The Company has three reportable segments: direct call provisioning, offender management software and wholesale services. These segments are the determinants for how management makes operating decisions, assesses performance and allocates resources. These three segments each demonstrate similar economic characteristics and are similar in the nature, class of customer, distribution methods, and regulatory environment for their products and services.

In the direct call provisioning segment, the Company bills call revenue to established prepaid accounts of end users, or bills through major local exchange carriers (“LECs”) or through third-party billing services for smaller volume LECs. The Company performs ongoing customer credit evaluations and maintains allowances for uncollectible amounts based on historical experience, changes in economic conditions including unemployment rates and other factors.  Over half of direct call provisioning revenue is paid for on a prepaid basis. Deferred revenue is recorded for customer prepayments prior to usage.

In the offender management software segment, the Company provides platform systems that allow facility managers and law enforcement personnel to analyze data to reduce costs, prevent and solve crimes, and facilitate rehabilitation through a single user interface. The system provides correctional facilities and law enforcement with the ability to manage and monitor inmate parole and probation activity and development at a sophisticated level. The Company generates revenues through license fees, software implementation and consulting fees, and software maintenance and support.

In the wholesale services segment, the Company provides both solutions and billing services (validation, fraud management and billing and collection services) and telecommunications services (equipment, security enhanced call processing, validation and customer service and support) to corrections facilities through contracts with other inmate telecommunications providers.

(b)Reclassification
Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation. This reclassification had no impact on operating income (loss), net loss, cash flows or the financial position of the Company for the prior periods presented.

(c)Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Securus Technologies, Inc. and its wholly-owned subsidiaries, T-Netix, Inc., Evercom Holdings, Inc., and Syscon Holdings, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

(d)Liquidity

The Company’s principal liquidity requirements are to service and repay debt and meet the Company’s capital expenditure and operating needs. The Company’s ability to make payments on and to refinance indebtedness, and to fund planned capital expenditures will depend on the Company’s ability to generate cash in the future and its ability to maintain compliance with covenants in its credit facilities, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based on the current and expected level of operations, management believes the Company’s cash flow from operations, available cash and available borrowings under the $30.0 million revolving credit facility will be adequate to make required capital expenditures, service  indebtedness and meet the Company’s other working capital needs for at least twelve months from the balance sheet dated December 31, 2009. However, due to the economy and other uncertainties referred to above, there are no assurances that available sources of cash will be sufficient to enable the Company to make such capital expenditures, service indebtedness or to fund other working capital needs. If the Company cannot meet covenants, debt service and repayment obligations, the debt would be in default under the governing terms of the agreements, which would allow the lenders under the credit facilities to declare all borrowings outstanding to be due and payable, which would in turn, trigger an event of default under the indenture agreement and the agreement governing the Company’s senior subordinated debt.  In the event that cash in excess of the amounts generated from on-going business operations and available under the credit facilities or through equity contributions from stockholders is required to fund operations, the Company may be required to reduce or eliminate discretionary selling, general and administrative costs, and sell or close certain operations.

(e)Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates include the valuation allowances for receivables, the recoverability of property and equipment, goodwill, intangible and other assets, and deferred income taxes.

Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

(f)Risks and Uncertainties

The Company generated approximately 20% of its revenues from its five largest customers during the year ended December 31, 2009. If the Company loses one or more significant customers, revenues and our ability to comply with our debt covenants could be adversely affected.

The majority of offender management revenues have been associated with the implementation of software for one major customer. The implementation phase of this contract was completed during the second quarter of 2009, causing a subsequent decline in revenue. Revenues are currently being generated from new contracts with other customers; however, we will need to continue to generate new contracts to compensate for the loss of this revenue.

(g)Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of highly liquid investments, such as certificates of deposits, money market funds and short term treasury instruments, with original maturities of 90 days or less. Restricted cash accounts hold amounts established for the benefit of certain customers in the event the Company does not perform under the provisions of the respective underlying contract with these customers. Restricted cash was $1.6 million and $1.4 million at December 31, 2008 and December 31, 2009, respectively.

(h)Trade Accounts Receivable

Trade accounts receivable are recorded at the invoice amount and do not bear interest. The majority of trade accounts receivable represent amounts billed or that will be billed for calls placed through the Company’s telephone systems. The majority of these receivables are billed using various LECs or third-party billing services and are reported net of an allowance for uncollectible calls for estimated chargebacks to be made by the LECs and clearinghouses. The Company maintains an allowance for doubtful accounts for estimated losses resulting from a customer’s inability to make payments on accounts, and this allowance is net of amounts held by the LECs for estimated charge backs. The Company analyzes the collectibility of a majority of its accounts receivable based on a 12-month average of historical collections. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company’s policy is to write-off accounts after 180 days from invoice date, or after all collection efforts have failed.

The following table includes the activity related to the Company’s allowance for doubtful accounts (in thousands):

	For the Year Ended December 31,
	2007	2008	2009
Balance beginning of period	$15,045	$11,506	$5,180
Opening balance of acquired business	115	-	-
Additions charged to expense	52,062	33,094	29,676
Accounts written-off	(55,716)	(39,420)	(29,115)
Balance at end of period	$11,506	$5,180	$5,741

(i)Fair Value of Financial Instruments

The Company is required to include certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value due to their short maturities. Carrying amounts and estimated fair value of debt are presented in Note 4.

(j)Concentrations of Credit Risk

 Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company’s revenues are primarily concentrated in the United States in the telecommunications industry. The Company had trade accounts receivable from two customers that, when combined, comprised 29.7% (two telecommunications companies) of all trade accounts receivable at December 31, 2009. The Company does not require collateral on accounts receivable balances and provides allowances for potential credit losses.

The Company has significant revenue contracts denominated in US dollars and UK pounds. Syscon uses the Canadian dollar as its functional currency. Fluctuations in exchange rates between these currencies and the Canadian dollar could have an effect on the Company’s financial condition and results of operations. The Company has not entered into any derivative contracts to mitigate the impact of foreign currency fluctuations.

(k)Property and Equipment

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

(l)Goodwill and Intangible and Other Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Intangible and other assets include acquired operating contracts and customer agreements, capitalized computer software, patents and license rights, patent application costs, trademarks, trade names and other intellectual property, capitalized loan costs, deposits and long-term prepayments and other intangible assets. The Company capitalizes interest costs associated with internally developed software based on the effective interest rate on aggregate borrowings. The Company capitalized interest in the amount of $0.2 million for each of the years ended December 31, 2007, 2008 and 2009, respectively. The Company capitalizes contract acquisition costs representing up-front payments required by customers as part of the competitive process to award a contract. These capitalized costs are included in operating contracts and customer agreements within the balance sheet caption “Intangibles and other assets, net” and are commonly referred to as signing bonuses in the industry.

The Company performs an annual impairment test of goodwill and other intangible assets with indefinite useful lives as of the last day of each fiscal year. The goodwill test is a two-step process and requires goodwill to be allocated to the Company’s reporting units. Reporting units are defined by the Company to be the same as the reportable segments (see Note 5). In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value, a goodwill impairment may exist and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared with the carrying value of the goodwill. An impairment loss is recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. An impairment loss is recognized by reducing the carrying value of the asset to its implied fair value.

    Other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.  For this impairment test, the carrying value of the intangible asset is compared to its fair value.  If the carrying value exceeds the fair value, an impairment loss is recognized by reducing the carrying value of the intangible asset to its fair value.

Amortization is computed on the straight-line basis over 3 to 12 years for operating contracts and customer agreements and patents and license rights. The weighted average amortization period for all of the intangible assets, which are subject to amortization as of the year ended December 31, 2009, is approximately ten years. Amortization expense was $18.9 million, $16.7 million and $17.5 million for the years ended December 31, 2007, 2008 and 2009, respectively.

(m)Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment and purchased intangibles subject to amortization, are grouped with other assets producing the same cash flow streams and are reviewed for impairment as a group whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the assets to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying value of the assets exceed their estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value of the assets exceed the fair value of the assets.

(n)401(k) Plan

The Company sponsors 401(k) savings plans for the benefit of eligible full-time employees in the United States, Canada and the United Kingdom. The U.S. plan is a qualified benefit plan in accordance with the Employee Retirement Income Security Act.  Employees participating in the plans can generally make contributions to the plan of up to 15% of their compensation, with the exception of employees in Canada, which jurisdiction does not have a maximum on the total amount of contributions.  In the U.S., the 401(k) plan provides for the Company to make discretionary matching contributions of up to 50% of an eligible employee’s contribution for up to 6% of their salary. In Canada and the United Kingdom, the Company makes discretionary matching contributions up to 5% of an eligible employee’s contributions, dependent on the employees’ tenure with the Company. Matching contributions and plan expenses were $0.6 million, $0.7 million, and $0.8 million for the years ended December 31, 2007, 2008 and 2009, respectively.

(o)Income Taxes

The Company records deferred tax assets and liabilities at an amount equal to the expected future tax consequences of transaction and events. Deferred tax assets and liabilities are determined based on the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.

(p)Stock-Based Compensation

The Company accounts for its restricted stock plan based on the grant date estimated fair value of each award, net of estimated forfeitures or cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company recorded compensation expense of less than $0.1 million for each of the years ended December 31, 2007, 2008, and 2009 related to purchases of restricted stock by certain executives and members of the board of directors (See Note 8).

(q)Revenue Recognition

Revenues related to collect and prepaid calling services generated by the direct call provisioning segment are recognized during the period in which the calls are made. In addition, during the same period, the Company records the related telecommunication costs for validating, transmitting, billing and collection, and line and long distance charges, along with commissions payable to the facilities and allowances for uncollectible calls, based on historical experience.

Revenues related to the wholesale services segment are recognized in the period in which the calls are processed through the billing system, or when equipment and software is sold. During the same period, the Company records the related telecommunications costs for validating, transmitting, and billing and collection costs, along with allowances for uncollectible calls, as applicable, based on historical experience.

The Company records call revenues related to the wholesale services segment at the net amount since the Company is acting as an agent on behalf of another provider. For records processed through the billing system, this is the amount charged to the end user customer less the amount paid to the inmate telecommunications provider.

Revenues related to the offender management software segment are recognized using the residual method when the fair value of vendor specific objective evidence (“VSOE”) of the undelivered elements is determined. If the VSOE of fair value cannot be determined for any undelivered element or any undelivered element is essential to the functionality of the delivered element, the arrangement fee is deferred until such criteria are met or recognized as the last element is delivered. Under the residual method, the fair value of the undelivered elements is recorded as deferred and the difference between the total arrangement fee and the amount recorded as deferred revenue for the undelivered elements is recognized as revenue related to the delivered elements.

Services related to the implementation, customization, and modification of software are not separable and are essential to the functionality for the customer. Accordingly, the Company accounts for the combined upfront software license fee and customization revenue under contract accounting, recognizing revenue and related costs using the percentage-of-completion method. The percentage of completion is calculated using hours incurred to date compared to total estimated hours to complete the project. The Company’s estimates are based upon the knowledge and experience of its project managers and other personnel, who review each project at each reporting date to assess the contract’s schedule, performance, technical matters and estimated hours to complete. When the total cost estimate exceeds revenue, the estimated project loss is recognized immediately. Support contracts, which require our ongoing involvement, are billed in advance and recorded as deferred revenue and amortized to revenue over the terms of the contract, typically one year.

The Company accounts for multiple deliverables for arrangements under which it will perform multiple revenue-generating activities.  In an arrangement with multiple deliverables, the delivered items are considered a separate unit of accounting. These arrangements are evaluated to ensure they add standalone value to the customer, there is objective and reliable evidence of the fair value of the undelivered items, and the arrangements include only a general right of return relative to the delivered items and the delivery of the undelivered items is probable and substantially controlled by the vendor. The arrangement considerations are then allocated to the separate units of accounting based on the relative fair value.

(r)Capitalization of Internal Software Development Costs

      We capitalize labor associated with software developed for internal use. Software is considered for internal use if acquired, internally developed or modified solely to meet the entity’s internal needs and if during the software’s development or modification, no plan exists to market the software externally.  Costs incurred during the application development stage are capitalized. Capitalization of cost begins when the preliminary project stage is completed and management with the relevant authority authorizes and commits to funding a computer software project and believes that it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases when the project is complete or it is no longer probable that the project will be completed.

(s)Foreign Currency Translation and Transaction Gains and Losses

Assets and liabilities of a non-U.S. subsidiary whose functional currency is not the U.S. dollar are translated at current exchange rates. Revenue and expense accounts are translated using an average rate for the period. Translation gains and losses are not included in determining net income (loss), but are reflected in the comprehensive income (loss) component of shareholders’ deficit.

The Company has transactions in currencies other than its functional currency. Transaction gains and losses are recorded in the consolidated statement of operations relating to the recurring remeasurement and settlement of such transactions. Included in “Interest and other expenses, net” on the Company’s consolidated statement of operations was a $1.5 million gain,  $3.8 million loss and $2.3 million gain related to foreign currency transactions for the years ended December 31, 2007, 2008 and 2009, respectively.

(t)Comprehensive Income/Loss

Reporting comprehensive income/loss requires that certain items such as foreign currency translation adjustments be presented as separate component of shareholders’ equity. Total comprehensive loss for the years ended December 31, 2007, 2008 and 2009 was $38.5 million, $38.7 million, and $17.8 million, respectively. Other comprehensive income or loss includes a $1.9 million foreign currency translation gain, $4.6 million foreign currency translation loss and $3.3 million foreign currency translation gain in 2007, 2008 and 2009, respectively.

(u)Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal fees related to loss contingencies are expensed as services are received.

(v)Recently Issued Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which established general standards of accounting disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The FASB requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The guidance was effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company adopted the provision; however, the adoption had no material impact on the Company’s consolidated financial condition, results of operations, cash flows, or disclosures.

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

  (2)BALANCE SHEET COMPONENTS

Accounts receivables, net consist of the following at December 31 (in thousands):

	2008	2009
Accounts receivable, net:
Trade accounts receivable	$50,129	$44,564
Other receivables	367	1,187
	50,496	45,751
Less: Allowance for doubtful accounts	(5,180)	(5,741)
	$45,316	$40,010

Direct call provisioning bad debt expense for the year ended December 31, 2007 was $37.8 million or 11.2% of direct call provisioning revenue of $338.7 million. For the year ended December 31, 2008, direct call provisioning bad debt expense was $25.9 million or 7.8% of direct call provisioning revenue of $333.6 million. Direct call provisioning bad debt expense for the year ended December 31, 2009 was $23.9 million or 7.6% of direct call provisioning revenue of $312.6 million.

Property and equipment, net consists of the following at December 31 (in thousands):

	2008	2009
Property and equipment, net:
Telecommunications equipment	$60,291	$59,418
Leasehold improvements	3,860	4,445
Construction in progress	3,348	1,660
Office equipment	19,215	23,275
	86,714	88,798
Less: Accumulated depreciation and amortization	(51,350)	(60,031)
	$35,364	$28,767

Intangibles and other assets, net consist of the following at December 31 (in thousands):

	2008
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$24,129	$(8,351)	$15,778	9.8
Deferred financing costs	15,308	(5,499)	9,809	5.8
Capitalized software development costs	25,964	(13,495)	12,469	4.5
Custom software development costs	6,698	(1,060)	5,638	10.0
Acquired contract rights	96,714	(44,645)	52,069	9.9
Deposits and other long-term assets	1,846	-	1,846	-
Non-compete and employment agreements	1,540	(599)	941	4.3
	$172,199	$(73,649)	$98,550

	2009
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$24,706	$(10,041)	$14,665	9.8
Deferred financing costs	15,385	(8,640)	6,745	5.8
Capitalized software development costs	32,931	(17,273)	15,658	4.6
Custom software development costs	7,885	(2,063)	5,822	10.0
Acquired contract rights	98,312	(54,387)	43,925	9.8
Deposits and other long-term assets	4,758	-	4,758	-
Non-compete and employment agreements	1,802	(1,168)	634	4.3
	$185,779	$(93,572)	$92,207

At December 31, 2008 and December 31, 2009, the carrying amount of trademarks assigned to patents and trademarks that were not subject to amortization was $2.7 million.

Amortization of intangibles and other assets for the year ended December 31, 2007 was $21.8 million (of which $1.5 million was included in interest expense and $1.4 million was amortized against revenue).  Amortization of intangibles and other assets for the year ended December 31, 2008 was $22.7 million (of which $2.5 million was included in interest expense and $3.5 million was amortized against revenue).  Amortization of intangibles and other assets for the year ended December 31, 2009 was $20.6 million (of which $3.1 million was included in interest expense). Estimated amortization expense related to intangibles, excluding deferred financing costs and other assets, as of December 31, 2009 and for each of the next five years through December 31, 2014 and thereafter is summarized as follows (in thousands):

Year Ended December 31:
2010	$18,151
2011	15,331
2012	13,256
2013	8,248
2014	7,557
Thereafter	15,461
$78,004

 Accrued liabilities consist of the following at December 31 (in thousands):

	2008	2009
Accrued liabilities:
Accrued expenses	$26,433	$21,904
Accrued compensation	6,287	4,569
Accrued severance and facility exit costs	207	150
Accrued taxes	4,187	4,512
Accrued interest and other	7,257	7,150
	$44,371	$38,285

The Company incurred restructuring charges of $0.2 million during the first quarter of 2008 related to the realignment of the field service organization because of efficiencies gained from our packet-based architecture.  In July 2008, the Company entered into a separation agreement with an executive and, in 2009, the Company entered into separation agreements with two executives. For the twelve months ended December 31, 2008 and 2009, the Company accrued approximately $0.2 million and $0.4 million and paid $0.2 million and $0.3 million in severance costs, respectively.

(3)GOODWILL

The Company performed annual impairment tests as of each balance sheet date. No impairment was recorded as a result of the testing performed at December 31, 2007, 2008 and 2009.

Goodwill allocated to our reportable segments is summarized as follows (in thousands):

		Offender
	Direct Call	Management
	Provisioning	Software	Total
Balance at December 31, 2007	$37,936	$31,099	$69,035
Foreign currency translation	-	(5,567)	(5,567)
Balance at December 31, 2008	$37,936	$25,532	$63,468
Foreign currency translation	-	3,918	3,918
Balance at December 31, 2009	$37,936	$29,450	$67,386

(4)DEBT

Debt consists of the following at December 31 (in thousands):

	2008	2009
Revolving credit facility	$16,511	$-
Second-priority senior secured notes	194,000	194,000
Senior subordinated notes	82,484	97,427
	292,995	291,427
Less unamortized discount on senior secured notes and senior subordinated notes	(4,654)	(3,625)
	288,341	287,802
Less current portion of long-term debt	-	-
	$288,341	$287,802

Revolving Credit Facility — On September 30, 2008, the Company and certain of its subsidiaries entered into a senior credit agreement with a lending institution and the other lenders party thereto (the “Credit Agreement”) to refinance its existing revolving credit facility. The Credit Agreement provides the Company with a $10.0 million letter of credit facility and a revolving facility of up to the lesser of (i) $30.0 million and (ii) 125% of the Company’s consolidated EBITDA (as defined in the Credit Agreement) for the preceding 12 months less the face amount of outstanding letters of credit. The Credit Agreement expires on June 9, 2011. Advances bear interest at an annual rate of the Company’s option equal to either: (a) LIBOR plus 4.0%, or (b) a rate equal to the Base Rate plus 3.0%. The Base Rate is the greater of (i) 5%, (ii) the Federal Funds rate plus 0.5%, or (iii) the prime rate (as defined in the Credit Agreement), which was 3.25% as of December 31, 2009. Interest is payable in arrears on the first day of each month. The unused availability under the Credit Agreement is subject to a fee based on a per annum rate of 0.375% due monthly.  Borrowings under the Credit Agreement are secured by a first lien on substantially all of the Company’s and certain of the Company’s subsidiaries’ assets. The Company draws from the available credit under the Credit Agreement to cover normal business cash requirements. As of December 31, 2008 and December 31, 2009, the Company had $13.5 million and $30.0 million, respectively, of borrowing availability under the Credit Agreement.

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

All $194.0 million of principal is due September 9, 2011. To the extent the Company generates excess cash flow (as defined in the indenture) in any calendar year, the Company is required by the Second-priority Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 102.75% of face value through September 1, 2010 and 100.00% thereafter.  No excess cash flow payment was due for the year ended December 31, 2009 because an Excess Cash Flow Amount (as defined in the Indenture governing the terms of the Second-priority Senior Secured Notes) was not generated. In the event we determine that the Excess Cash Flow Amount is likely to exceed $5.0 million in 2010, we may purchase Second-priority Senior Secured Notes in the open market, by negotiated private transactions or otherwise, to reduce the aggregate Excess Cash Flow Amount to less than $5.0 million.   The Company and its affiliates may from time to time seek to retire or purchase the outstanding debt, including the notes, through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Interest is payable semiannually on March 1 and September 1. The effective interest rate is 11.3% on the Second-priority Senior Secured Notes.

Senior Subordinated Notes —The Company has outstanding $97.4 million of Senior Subordinated Notes, unsecured and subordinate to the revolving credit facility, that bear interest at an annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by the revolving credit facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated Notes. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013. In connection with the issuance of the Senior Subordinated Notes, the Company issued warrants to acquire 51.01 shares of its common stock at an exercise price of $10 per share to the Senior Subordinated Noteholders. As a result, the Company discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance. For the twelve months ended December 31, 2007, 2008 and 2009 respectively, $10.7 million, $12.6 million and $14.9 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. The effective interest rate is 18.5% on the Senior Subordinated Notes.

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

Based on the Company’s current and expected levels of operations, cash flow from operations, available cash and available borrowings under the $30.0 million revolving credit facility will be adequate to continue to operate for at least twelve months from the Company’s balance sheet dated December 31, 2009.

The fair value of our debt instruments is as follows (in thousands):

	December 31, 2008	December 31, 2009
Revolving Credit Facility	$16,511	$-
Second-priority Senior Secured Notes	108,205	179,840
Senior Subordinated Notes	82,484	97,427
	$207,200	$277,267

The fair value of the revolving credit facility is equal to its carrying value and is considered a Level 2 fair value measurement (defined as inputs other than quoted prices in active markets that are either directly or indirectly observable) due to the variable nature of its interest rate. The fair values associated with the Second–priority Senior Secured Notes were quoted as of December 31, 2009 at trading prices of $96.00 and $80.00, increases of 80.3% and 22.1%, respectively, from the quoted values at December 31, 2008. The fair value of the Second-priority Senior Secured Notes is considered a Level 2 fair value measurement (defined as inputs other than quoted prices in active markets that are either directly or indirectly observable) of the fair value hierarchy determined on their quoted market value. The fair value of the Senior Subordinated Notes is based on their book value since these notes are not publicly traded and it is not practical to measure their fair value. These notes would be valued within Level 3 on the fair value hierarchy as little or no market data exists related to these notes.

 Future maturities of debt for each of the following five years and thereafter are as follows (in thousands):

Year Ended December 31:
2010	$-
2011	194,000
2012	-
2013	48,714
2014	48,713
Thereafter	-
$291,427

(5)SEGMENT INFORMATION

The Company organizes its segments around differences in products and services and has three reportable segments: direct call provisioning, offender management software and wholesale services. Through these segments, the Company provides inmate telecommunications products and services for correctional facilities, including security enhanced call processing, call validation and billing services for inmate calling, and software solutions to manage and monitor inmate, parole and probation activity. Depending upon the contractual relationship at the site and the type of customer, the Company provides these products and services primarily through direct contracts between the Company and correctional facilities. A smaller portion of the business is provided through wholesale service agreements with other telecommunications service providers and system sales to certain telecommunications providers. The Company’s foreign operations, revenues and long-lived assets are reported in the offender management software segment.

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

Segment information for the twelve months ended December 31, 2007 is as follows (in thousands):

	Direct	Offender
	Call	Management	Wholesale	Corporate
	Provisioning	Software	Services	& Other	Total
Revenue from external customers	$338,703	$7,933	$45,214	$-	$391,850
Segment gross margin	$82,103	$1,823	$21,110	$-	$105,036
Depreciation and amortization	33,137	1,908	1,880	123	37,048
Other operating costs and expenses	19,624	2,555	5,513	47,291	74,983
Operating income (loss)	$29,342	$(2,640)	$13,717	$(47,414)	$(6,995)
Interest and other expenses, net				31,487	31,487
Segment loss before income taxes					(38,482)
Capital expenditures	$21,231	$20	$-	$105	$21,356
December 31, 2007:
Total assets	$199,071	$63,626	$15,767	$13,661	$292,125
Goodwill	$37,936	$31,099	$-	$-	$69,035

    Segment information for the twelve months ended December 31, 2008 is as follows (in thousands):

	Direct	Offender
	Call	Management	Wholesale	Corporate
	Provisioning	Software	Services	& Other	Total
Revenue from external customers	$333,564	$25,137	$29,902	$-	$388,603
Segment gross margin	$89,757	$11,597	$15,359	$-	$116,713
Depreciation and amortization	26,736	3,679	3,862	123	34,400
Other operating costs and expenses	20,617	8,820	4,109	41,399	74,945
Operating income (loss)	$42,404	$(902)	$7,388	$(41,522)	$7,368
Interest and other expenses, net				41,896	41,896
Segment loss before income taxes					(34,528)
Capital expenditures	$15,522	$90	$100	$1,334	$17,046
December 31, 2008:
Total assets	$187,786	$46,072	$13,338	$11,766	$258,962
Goodwill	$37,936	$25,532	$-	$-	$63,468

    Segment information for the twelve months ended December 31, 2009 is as follows (in thousands):

	Direct	Offender
	Call	Management	Wholesale	Corporate
	Provisioning	Software	Services	& Other	Total
Revenue from external customers	$312,614	$22,698	$28,124	$-	$363,436
Segment gross margin	$91,042	$13,074	$12,092	$-	$116,208
Depreciation and amortization	27,568	3,482	160	123	31,333
Other operating costs and expenses	18,198	9,425	1,807	36,698	66,128
Operating income (loss)	$45,276	$167	$10,125	$(36,821)	$18,747
Interest and other expenses, net				39,114	39,114
Segment loss before income taxes					(20,367)
Capital expenditures	$15,100	$228	$558	$567	$16,453
December 31, 2009:
Total assets	$168,625	$53,015	$10,319	$8,115	$240,074
Goodwill	$37,936	$29,450	$-	$-	$67,386

(6)INCOME TAXES

Income tax expense (benefit) is as follows (in thousands):
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2008	2009
Current:
US Federal	$-	$330	$(88)
US State	965	486	324
Foreign	35	848	440
Total	1,000	1,664	676
Deferred:
US Federal	2,260	1,696	993
US State	(996)	(552)	117
Foreign	(342)	(3,317)	(1,067)
Total	922	(2,173)	43
Total income tax expense (benefit)	$1,922	$(509)	$719

Following is a summary of the components of loss before income taxes for the years ended December 31, 2007, 2008 and 2009 (in thousands):

	2007	2008	2009
U.S. income	$(37,125)	$(29,013)	$(21,371)
Non-U.S. income	(1,357)	(5,515)	1,004
Total	$(38,482)	$(34,528)	$(20,367)

Income taxes differ from the expected statutory income tax benefit, by applying the U.S. federal income tax rate of 35% to pretax earnings due to the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2008	2009
Expected statutory income tax benefit	$(13,469)	$(12,085)	$(7,128)
Amounts not deductible for income tax	1,556	1,894	1,529
State taxes, net of federal benefit	(171)	(66)	(48)
Change in valuation allowance	14,332	9,749	5,738
Effect of different tax rates in various jurisdictions	25	349	(52)
Impact of changes in tax rates in foreign jurisdictions	-	(1,841)	415
Tax credits in foreign jurisdiction	-	(188)	(368)
Other	(351)	1,679	633
Total income tax expense (benefit)	$1,922	$(509)	$719

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31, 2008 and 2009, respectively, are presented below (in thousands):

	2008	2009
Net current deferred income tax assets:
Allowance for doubtful accounts	$1,945	$2,188
Accrued expenses	2,055	845
Deferred revenue	4,354	4,295
Other	581	13
Current deferred income tax assets	8,935	7,341

Deferred income tax liabilities-other	(939)	(1,063)
Current deferred income tax liabilities	(939)	(1,063)
Less: valuation allowance	(6,840)	(5,684)
Net current deferred income tax asset	$1,156	$594
Net non-current deferred income tax assets (liabilities):
Deferred income tax assets:
Net operating loss and tax credit carryforwards	34,504	37,339
Accrued interest	9,738	13,436
Other	200	74
Non-current deferred income tax assets	44,442	50,849
Deferred income tax liabilities:
Property and equipment principally due to differences in depreciation	(2,716)	(2,561)
Goodwill	(5,164)	(6,402)
Intangible assets	(14,627)	(13,564)
Non-current deferred income tax liabilities	(22,507)	(22,527)
Less: valuation allowance	(32,828)	(39,628)
Net non-current deferred income tax liability	(10,893)	(11,306)
Net deferred income tax liability	$(9,737)	$(10,712)

At December 31, 2009, the Company had U.S. federal net operating loss carryforwards for tax purposes aggregating approximately $109.9 million the majority of which, if not utilized to reduce taxable income in future periods, will expire from 2024 through 2029. Approximately $9.3 million of these net operating loss carryforwards are subject to certain rules under Internal Revenue Code Section 382 limiting their annual usage. The Company believes these annual limitations will not ultimately affect its ability to use substantially all of the net operating loss carry forwards for income tax purposes. As a result of the change of control related to certain acquisitions, the use of the net operating losses may be limited going forward under Internal Revenue Code 382. At December 31, 2009, the Company had net operating loss carryforwards for tax purposes in Australia aggregating less than $0.1 million, which do not expire, and no operating loss carryforwards in the remaining foreign tax jurisdictions.

The Company accounts for the uncertainty in income taxes on the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.

The Company’s unrecognized tax benefits of $0.7 million and $0.4 million at December 31, 2008 and 2009, respectively, relate to various foreign jurisdictions.

The following table summarizes the activity related to the Company’s unrecognized tax benefits ( in thousands):

Total
Balance at December 31, 2007	$663
Increases related to prior year’s tax positions	27
Foreign currency translation	(22)
Balance at December 31, 2008	668
Decreases related to prior year’s tax positions	(316)
Increases related to current year’s tax positions	23
Foreign currency translation	(18)
Balance at December 31, 2009	$357

Included in the unrecognized tax benefits of $0.4 million at December 31, 2009 was a $0.3 million tax expense that, if recognized, would impact the annual effective tax rate. The Company also accrued potential interest of $0.1 million in 2007, and less than $0.1 million during both 2008 and 2009, respectively, related to these unrecognized tax benefits. The Company does not expect unrecognized tax benefits to change significantly over the next 12 months.  The Company classified interest and penalties on income tax-related balances as income tax expense.

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

A valuation allowance is provided when it is more likely than not that some portion or the entire net deferred tax asset will not be realized. The Company calculated the deferred tax liability, deferred tax asset, and the related valuation of net deferred tax assets, including net operating loss carryforwards, for the taxable temporary differences on a jurisdiction by jurisdiction basis. The valuation allowance represents the excess deferred tax assets including the net operating loss carryforwards, over the net deferred tax liabilities, excluding deferred liabilities that are not available to offset deferred tax assets. The Company has offset the net deferred tax assets, including net operating loss carryforwards, with a valuation allowance of $39.7 million and $45.3 million at December 31, 2008 and 2009, respectively. The Company increased the valuation allowance because future taxable income may not be realized to utilize net operating losses.

(7)REDEEMABLE CONVERTIBLE PREFERRED STOCK

At December 31, 2009, the Company had 5,100 shares of Series A Redeemable Convertible Preferred Stock (“Preferred Stock”), which was issued in December 2007. Each share of the Preferred Stock has a stated value of $2,534 and accrues dividends annually at 12.5% of the stated value. The Preferred Stock has a liquidation preference equal to the greater of its per share purchase price plus any accrued but unpaid dividends and the amount the holder would receive if such share were converted to shares of common stock. At the election of the Board of Directors, the Company may redeem shares of Preferred Stock at any time on or after January 1, 2010. The redemption price is equal to the greater of the liquidation amount or the fair market value as of the redemption date.

Each share of Preferred Stock is convertible into 200 shares of Class A Common Stock, as adjusted for certain events. The intrinsic value of the conversion option was zero as the fair value of the Class A Common Stock was less than the conversion price at the commitment date.

The Company accrues dividends on the Preferred Stock; however the Company’s Credit Agreement contains financial and operating covenants which limit the ability to make dividend payments to the Company’s shareholders.  As of December 31, 2009, the Company had accrued but unpaid dividends of $2.7 million for the Series A Preferred Stock. The accrued but unpaid dividends are included in the redemption amount of the Preferred Stock at December 31, 2009.

(8)STOCKHOLDERS’ EQUITY

Common Stock

In 2007, in conjunction with the issuance of the Preferred Stock (see Note 7), the Company’s shareholders approved a 1 for 1,000 reverse stock split for the Class A Common Stock and Class B Common Stock. Except as otherwise noted, all shares, options and warrants have been restated to give retroactive effect to the reverse split. In connection with the reverse split, authorized shares of common stock were reduced to 1,300,000 shares of capital stock with a par-value of $0.001.

 In 2008, the Company authorized an additional 65,000 shares of Class B Common Stock and filed a Third Amended and Restated Certificate of Incorporation, which authorized 1,365,000 shares of capital stock with a par value of $0.001. 1,190,000 shares were designated Class A Common Stock, 10,000 were designated Preferred Stock, of which 5,100 were designated as Series A Convertible Preferred Stock, and 165,000 were designated Class B Common Stock.

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

As of December 31, 2009, 14,132 shares of Class A Common Stock were issued and outstanding and 126,660 shares of the Class B Common Stock were issued and outstanding. Shares of Class B Common Stock are subject to vesting as described below.  Other than provisions related to vesting and a $57,000 per share liquidation preference for the Class A Common Stock, holders of the shares of Class A Common Stock and Class B Common Stock have identical rights and privileges. The Company’s Credit Agreement restricts the ability to pay dividends to holders of the Company’s capital stock.

Warrants

The holders of the Senior Subordinated Notes hold warrants to purchase an aggregate of 51.01 shares of Class A Common Stock. The warrant exercise price is $10 per share, is immediately exercisable upon issuance, and expires on September 9, 2014. As a result, the Company discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the stock warrants at the time of issuance.  The warrants had a de minimis fair value as of December 31, 2008 and 2009.

Restricted Stock Purchase Plan

The Company has a 2004 Restricted Stock Purchase Plan under which certain of its employees may purchase shares of Class B Common Stock. The maximum number of authorized shares that may be delivered pursuant to awards granted under the 2004 Restricted Stock Purchase Plan is 175,000, which equals 10.4% of the total authorized shares of common stock.

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

As of December 31, 2009, 126,660 shares of Class B Common Stock were issued under the 2004 Restricted Stock Purchase Plan. Of this amount, (a) 57,072 of these shares were issued to our Chief Executive Officer; (b) 11,414 shares were issued to our Chief Financial Officer; and (c) 58,174 shares were issued to eleven of the Company’s executives and to current or previous members of the Company’s board of directors.

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

The Company measures compensation expense on these restricted shares commensurate with their vesting schedules. For the portion of the restricted shares that vest contingently with the occurrence of certain events, the Company records compensation expense when such events become probable. The incremental compensation expense on the restricted shares issued was determined based on the estimated fair value of the Class B Common Stock, which resulted in less than $0.1 million in compensation expense charged to “Selling General and Administrative Expense” in the consolidated statement of operations for each of the years ended December 31, 2007, 2008 and 2009.

As of December 31, 2009, there was approximately $0.1 million total unrecognized compensation cost related to the 2004 Restricted Stock Purchase Plan, of which approximately half is expected to be recognized over a weighted average period of 2 years and the remaining half will be recognized upon the sale of the Company's stock by certain of the Company's other shareholders.

(9)RELATED-PARTY TRANSACTIONS

The Company has a consulting services agreement with H.I.G. pursuant to which H.I.G. receives an annual consulting services fee of $750,000 for management, consulting and financial advisory services.  Required minimum annual consulting fee payments for the remaining term are as follows (in thousands):

Year Ended December 31:
2010	$750
2011	750
2012	750
2013	750
2014	750
Thereafter	3,563
Total	$7,313

The consulting services agreement, as amended, has an eleven-year commitment period.  In connection with this agreement, the Company paid $0.8 million for each of the three years ended December 31, 2007, 2008, and 2009.

The Company has a professional services agreement, as amended, with H.I.G., pursuant to which H.I.G. is paid investment banking fees equal to 2% of the value of any transaction in which the Company (i) sells all or substantially all of its assets or a majority of its stock, (ii) acquires any other companies or (iii) secures any debt or equity financing. In 2007, in connection with its acquisition of Syscon and the issuance of the Series A Redeemable Convertible Preferred Stock, H.I.G. received a professional services fee equal to 2% of each transaction value, or approximately $1.0 million and $0.2 million, respectively. In 2008, H.I.G. received a professional service fee of $0.8 million for their services related to the refinancing of the Company’s revolving credit arrangement. No transactions took place during 2009, requiring payment under the professional services agreement.

In 2008, the Company entered into an amended agreement with the previous stockholder of Syscon to amend the Syscon Purchase Agreement.  Pursuant to the new agreement, the former stockholder’s Employment Agreement with Syscon was terminated and Syscon entered into a Consulting Agreement with a company controlled by the former owner.  The Consulting Agreement covers certain management and advisory and other services to be provided over a period of three years, for which Syscon will pay a total of approximately $1,090,000 in fees.  In 2008, the Company paid $0.5 million to an affiliate of the former stockholder for professional software development consulting services. In 2009, the Company paid $0.2 million to the former stockholder related to the provisions of the Consulting Agreement.

(10)COMMITMENTS AND CONTINGENCIES

(a)Operating Leases

The Company leases office space and certain office equipment under operating lease agreements. Most of our lease terms have escalation clauses and renewal options, typically equal to the lease term. The Company accounts for escalating rents on a straight-line basis over the life of the lease. Rent expense under operating lease agreements for the year ended December 31, 2007, 2008, and 2009 was approximately $2.5 million, $3.4 million and $3.8 million, respectively. Future minimum lease payments under these lease agreements for each of the next five years and thereafter are summarized as follows (in thousands):

Year Ended December 31:
2010	$3,518
2011	2,144
2012	2,016
2013	1,779
2014	1,794
Thereafter	450
Total minimum lease payments	$11,701

(b)Minimum Guaranteed Payments

The Company records a liability for guarantees, including indirect guarantees of indebtedness of others, at the estimated fair value of the guarantee obligations and discloses the maximum amount that could be paid under the guarantee obligation.

The Company is required to make the following minimum commission payments to certain of its correctional facility customers regardless of the level of revenues generated by the Company on those contracts as follows (in thousands):

Year Ended December 31:
2010	$3,367
2011	720
2012	488
2013	98
2014	-
Total minimum commission payments	$4,673

As of December 31, 2009, the Company did not meet the minimum requirements for certain correctional facilities customers and therefore, the Company recorded $0.1 million in accrued liabilities.   The Company cannot guarantee that it will generate sufficient revenues from these contracts in future periods to offset these guaranteed minimum payments.

Accudata Technologies, a former affiliated company, provides validation services to the Company. In August 2007, Accudata purchased the Company’s 50% interest in its preferred stock for $1.0 million. In connection with the sale of our interest in Accudata, the Company agreed to continue to conduct business at market rates with Accudata for at least thirty-six months. Minimum monthly payments for validation services are $85,000 for the first twelve months, $56,667 for the second twelve months, and $28,333 for the third twelve months. The Company paid Accudata $1.0 million and $0.7 million for the twelve months ended December 31, 2008 and 2009, respectively. The maximum amount of the commitment is $2.0 million, of which $1.8 million has been paid as of December 31, 2009.

       In 2008, the Company entered into an agreement with a telecommunications vendor, primarily for local and long distance services, whereby the Company guaranteed a minimum annual purchase commitment over a three year period. As of December 31, 2009, the minimum purchase commitment is $1.9 million annually.  Additionally, the Company entered into an agreement with another telecommunications provider for the purchase of custom carrier services, whereby the Company guaranteed a minimum purchase commitment over a one year period.  The Company satisfied the minimum purchase commitment of $3.8 million during 2009.

(c)Employment Agreements

As of December 31, 2009, the Company had employment agreements with certain key management personnel, which provided for minimum compensation levels and incentive bonuses along with provisions for termination of benefits in certain circumstances and for certain severance payments in the event of a change in control (as defined).

(d)Litigation

We have been, and expect to continue to be, subject to various legal and administrative proceedings or various claims in the normal course of business. We believe the ultimate disposition of these matters will not have a material effect on our financial condition, liquidity, or results of operations.

From time to time, inmate telecommunications providers, including the Company, are parties to judicial and regulatory complaints and proceedings initiated by inmates, consumer protection advocates or individual called parties alleging, among other things, that excessive rates are being charged with respect to inmate collect calls, that commissions paid by inmate telephone service providers to the correctional facilities are too high, that a call was wrongfully disconnected, that security notices played during the call disrupt the call, that the billed party did not accept the collect calls for which they were billed or that rate disclosure was not provided or was inadequate. On occasion, we are also the subject of regulatory complaints regarding our compliance with various matters including tariffing, access charges, payphone compensation requirements and rate disclosure issues. In March 2007, the FCC asked for public comment on a proposal from an inmate advocacy group to impose a federal rate cap on interstate inmate calls. This proceeding could have a significant impact on the rates that we and other companies in the inmate telecommunications industry may charge.  Similar proposals have been pending before the FCC for more than four years without action by the agency. This newest proceeding remains under review by the FCC and has received strong opposition from the inmate telecommunications industry. In August 2008, a group of inmate telephone service providers provided the FCC with an "industry wide" cost of service study for their consideration.  That proceeding remains ongoing and we have no information as to when, if ever, it will be resolved.  We cannot predict the outcome at this time.

In June 2000, T-Netix was named, along with AT&T, in a lawsuit in the Superior Court of King County, Washington, in which two private citizens allege violations of state rules requiring pre-connect audible disclosure of rates as required by Washington statutes and regulations. T-Netix and other defendants successfully obtained dismissal and a "primary jurisdiction" referral in 2002.  In 2005, after several years of inactivity before the Washington Utilities and Transportation Commission (“WUTC”), the state telecommunications regulatory agency, T-Netix prevailed at the trial court in securing an order entering summary judgment on grounds of lack of standing, but that decision was reversed by an intermediate Washington state appellate court in December 2006.  T-Netix’s subsequent petition for review by the Washington Supreme Court was denied in January 2008, entitling plaintiffs to continue to pursue their claims against T-Netix and AT&T.  This matter was referred to the WUTC on the grounds of primary jurisdiction, in order for the WUTC to determine various regulatory issues. On May 22, 2008, AT&T filed with the trial court a cross-claim against T-Netix seeking indemnification. T-Netix moved to dismiss AT&T’s cross-claim, but the court denied that motion and deferred resolution of whether AT&T's belated indemnification claim is within the statute of limitations for summary judgment.  Motions by both T-Netix and AT&T for summary determination were briefed to the WUTC in September 2009 and remain pending before an administrative law judge.  As merits and damages discovery are not completed, however, we cannot estimate the Company's potential exposure or predict the outcome of this dispute.

In July 2009, Evercom filed a complaint against Combined Public Communications, Inc. ("CPC"),   alleging tortious interference with Evercom’s contracts for the provision of telecommunications services with correctional facilities in the Commonwealth of Kentucky and the State of Indiana.  Evercom claims CPC has misrepresented that the correctional facility has a statutory right to terminate its contract with Evercom upon the election of a new Sheriff.  Accordingly, Evercom seeks  a declaration that under Kentucky law its contracts with its customers are not personal services contracts and that under both Indiana and Kentucky law, its contracts with correctional facilities are not void for not being terminable within thirty days, as well as an award of compensatory and punitive damages.   On July 29, 2009, CPC filed a motion to dismiss for failure to state a claim.  On August 14, 2009, Evercom filed its response in opposition to dismiss, and on September 9, 2009, the court denied CPC's motion to dismiss.  On January 8, 2009, the court entered a scheduling order setting forth the pre-trial deadlines.  This matter is in its early stages and we cannot predict the outcome at this time.

In July 2009, the Company filed a petition with the FCC seeking affirmation of the Company’s right to block attempts by inmates to use services, which the Company calls “call diversion schemes,” designed to circumvent its secure calling platforms.  These illicit services are not permitted to carry calls from any correctional facility, and the Company has received strong support from its correctional authority clients to stop this activity.  The FCC has long-standing precedent that permits inmate telecommunications service providers to block such attempts.  The FCC had asked that interested parties file comments to the Company’s petition by August 31, 2009; and thereafter, the Company filed reply comments. This matter is in its early stages and we cannot predict the outcome at this time.

In September 2009, T-Netix filed suit against CPC in the United States Federal District Court for the Western District of Kentucky, for patent infringement of various T-Netix patents.  The court has scheduled a Rule 26(f) scheduling conference for February 10, 2010 and the parties are negotiating an agreed discovery plan to present at the hearing.  This matter is in its early stages and we cannot predict the outcome at this time.

In October 2009, T-Netix filed suit in the United States Federal District Court for the Eastern District of Texas against Pinnacle Public Services, LLC for patent infringement of various T-Netix patents.  Pinnacle has served its answer and filed a motion to transfer venue to the Northern District of Texas.  This matter is in its early stages and we cannot predict the outcome at this time.

In October 2009, the Company, along with Evercom and T-Netix, and one of the Company’s competitors were sued in the Federal District Court for the Southern District of Florida by Millicorp d/b/a ConsCallHome.  Millicorp, a proprietor of what the Company has described to the FCC as a call diverter, has sued these companies under the Communications Act of 1934, alleging that the companies have no right to block attempts by inmates to use the call diversion scheme.  The FCC has permitted inmate telecommunications service providers to block such attempts since 1991, and the Company had sought re-affirmance of that permission in the petition for declaratory ruling described above.  All defendants have filed motions to dismiss all claims with prejudice.  Discovery has not yet commenced.  This matter is in its early stages and we cannot predict the outcome at this time.

In October 2009, the Company filed suit in the District Court of Dallas County, Texas, against Lattice Incorporated (“Lattice”, formerly known as Science Dynamics Corporation) alleging breach of contract, tortious interference, unfair competition, damage to goodwill and injunctive relief as a result of Lattice’s breach of certain provisions of a December 2003 asset purchase agreement between Evercom and Science Dynamics Corporation. On October 2, 2009, the court issued a temporary restraining order against Lattice, and ordered Lattice to immediately cease and desist from, among other things, (i) renewing any customer contracts in the law enforcement industry; (ii) marketing, selling or soliciting, directly or indirectly, any of its products and/or services to any customers in the law enforcement industry; and (iii) interfering with any of the Company’s business relationships in the law enforcement industry in the United States.  On January 4, 2010, the parties entered into a settlement agreement and mutual release, and a patent license agreement wherein Lattice was granted a license to use one (1) of the Company’s patents.

In January 2010, T-Netix and Evercom  filed suit in the United States Federal District Court for the Eastern District of Texas against Legacy Long Distance International, Inc. dba Legacy International, Inc. and Legacy Inmate Communications for patent infringement of various T-Netix’s and  Evercom’s patents.  This matter is in its early stages and we cannot predict the outcome at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 During fiscal year 2009, the Company dismissed KPMG LLP (“KPMG”) as its principal accountant to audit its financial statements. The Audit Committee of the board of directors of the Company approved the change in principal accountants.  In April 2009, the Company engaged McGladrey & Pullen, LLP (“McGladrey”) as its principal accountant to audit the Company’s financial statements. During the two most recent fiscal years ended December 31, 2008 and the subsequent interim period in 2009, the Company had not consulted with McGladrey regarding any of the following: (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that McGladrey concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (2) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

During the two most recent fiscal years ended December 31, 2008 and the subsequent interim period in 2009, there were no disagreements between KPMG and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of any such disagreement with its report. No reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, occurred within the Company’s two most recent fiscal years ended December 31, 2008 and the subsequent interim period in 2009.

ITEM 9A. CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

    The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by an independent registered public accounting firm, as stated in their report which appears herein.

3. Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Securus Technologies, Inc.

We have audited Securus Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Securus Technologies, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Securus Technologies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2009 consolidated balance sheet and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the year then ended of Securus Technologies, Inc. and Subsidiaries and our report dated March 15, 2010 expressed an unqualified opinion.

McGladrey & Pullen, LLP
Dallas, Texas
March 15, 2010

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

The following is a list of our executive officers, other senior executives and directors as of March 1, 2010.  All of our directors serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal. Our executive officers are appointed by and serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Name	Age	Position
Richard A. Smith	58	Chairman, Chief Executive Officer and President
William D. Markert	45	Chief Financial Officer
Dennis J. Reinhold	49	Vice President, General Counsel and Secretary
Arlin B. Goldberg	53	Chief Information Officer
Robert E. Pickens	49	Chief Marketing Officer
Daniel A. Crawford	63	President, Syscon Justice Systems
Joshua E. Conklin	35	Vice President, Sales
Danny de Hoyos	34	Vice President Service and Technical Operations
Kathryn S. Lengyel	41	Vice President, Human Resources
Larry V. Ehlers	55	Vice President, Applications
Patrick W. Brolsma	47	Director of Enterprise Program Management Office & Corporate Development
Anthony A. Tamer	49	Director
Brian D. Schwartz	41	Director
Douglas F. Berman	43	Director
Lewis J. Schoenwetter	39	Director
Sami W. Mnaymneh	50	Director
James Neal Thomas (1)	64	Director
Rob Wolfson	37	Director

(1)	Audit Oversight Director.

The following information summarizes the principal occupations and business experience, during the past five years, of each of our directors and executive officers.

Richard A. Smith has served as our President and Chief Executive Officer since June 2008, and as Chairman of the Board since January 2009.  Mr. Smith served as the Chief Executive Officer of Eschelon Telecom Inc., a publicly traded local exchange carrier, from August 2003 through August 2007. Mr. Smith also served as Eschelon’s President, Chief Financial Officer and Chief Operating Officer during his tenure. Prior to joining Eschelon, Mr. Smith worked for Frontier Corporation where he held many roles, including Controller, Chief Information Officer, President of Frontier Information Technologies, Vice President of Midwest Telephone Operations, Network Plant Operations Director, Director of Business Development and Vice President of Financial Management. Mr. Smith holds an Associate Degree of Applied Science in Electrical Engineering from the Rochester Institute of Technology, a Bachelor of Science degree in Electrical Engineering from the State University of New York at Buffalo, a Masters in Mathematics degree from the State University of New York at Brockport, and a Masters in Business Administration from the University of Rochester’s Simon School. Mr. Smith presently serves as a director of Integra Telecom, a privately held local exchange carrier based in Portland, Oregon.

William D. Markert has served as our Chief Financial Officer since June 2008.  From December 1999 to November 2007, Mr. Markert held executive level finance positions at Eschelon Telecom, Inc., with his most recent position being Executive Vice President of Network Finance. During Mr. Markert’s employment with Eschelon, he was responsible for revenue and cost accounting and reporting, network cost management, carrier access billing and revenue and margin assurance. He also directed various merger and acquisition related projects. Prior to joining Eschelon, Mr. Markert worked for Global Crossing Limited, a publicly traded communications solutions company, in various financial, regulatory and operational management roles. Mr. Markert holds a Baccalaureate in Business Administration from the University of Wisconsin-Whitewater and a Masters in Business Administration from the University of St. Thomas in St. Paul, Minnesota.

Dennis J. Reinhold has served as our Vice President, General Counsel and Secretary since he joined us in August 2005. Prior to joining us in August 2005, Mr. Reinhold served as the Associate General Counsel of SOURCECORP, Inc. (NASDAQ: SRCP), at the time a public company with approximately 7,000 employees worldwide that specialized in business process outsourcing of critical data and documents. In that role, he was responsible for the worldwide legal function of the Business Process Solutions Division, the Statement Solutions Division, the Legal Claims Division and the Direct Mail Division. While at SOURCECORP, he was the company’s Chairman of the Juvenile Diabetes Research Foundation, and helped propel SOURCECORP to one of the largest corporate fundraisers for Juvenile Diabetes in the DFW area. Prior to his position at SOURCECORP, Mr. Reinhold served as Division General Counsel/ Director of International Legal Affairs and Assistant Secretary for AAF-McQuay, Inc. Mr. Reinhold has over 20 years of legal experience, both in law firms and in-house positions, with an emphasis in practicing in the areas of corporate and international law. Mr. Reinhold has a J.D. from St. Louis University, a B.S. in Marketing and Business Administration from the University of Illinois and has completed the Advanced Management Program at The Wharton School, University of Pennsylvania. Mr. Reinhold was one of 20 finalists in the 2006 Dallas Business Journal’s Best Corporate Counsel Awards, and in 2006, he was awarded a National Leadership Award by the National Republican Congressional Committee. Mr. Reinhold has served on numerous civic organizations, including the Board of Directors for the Louisville Ballet.

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

Daniel A. Crawford has served as President of Syscon Justice Systems since July 2007. Prior to this position Mr. Crawford held the role of Senior Vice President of Corporate Development for us from December 2006 to June 2007.  In 2005, Mr. Crawford held the role of Chairman, CEO and President of Tiburon, Inc. and has held such roles with a number of leading companies in the public safety and criminal justice industries. In 1992, Mr. Crawford founded EPIC Solutions, Inc., which was named an INC 500 fastest growing company. Mr. Crawford has been named Business Leader of the Month by the National Foundation for Enterprise Development, and One of the Most Influential Technology Leaders by the San Diego Business Journal. Mr. Crawford began his professional career in the military as a Naval Aviator. After leaving active duty, Mr. Crawford remained in the Naval Reserves and retired in 1996 with the rank of captain. Mr. Crawford received a Bachelors of Science degree in Business Administration from California State University, Northridge in 1970 and a Masters in Business Administration from Chapman University in 1975. Mr. Crawford also holds a  law degree from National University School of Law, and has served on multiple boards of directors.

Joshua E. Conklin has served as our Vice President of Sales since December of 2009. Mr. Conklin has the responsibility for all new and existing facility sales for Securus Technologies, Inc. prior to joining Securus, Mr. Conklin was Senior Vice President and General Manager of California and Nevada for Integra Telecom Inc. In this role, Mr. Conklin had full operational responsibility for Integra Telecom of California and Nevada including sales, customer service, network operations, new customer provisioning, and long haul network operations for the bulk of Integra’s network in the western United States. Prior to joining Integra, Mr. Conklin served with Eschelon Telecom Inc. as Senior Director of Network Sales for Colorado, Minnesota, and Utah. In this capacity, Mr. Conklin was responsible for new acquisition sales in over 40% of Eschelon Telecom’s network footprint. Mr. Conklin also held several other sales roles within Eschelon including Sales Director, Sales Manager, and Sales Training Manager over his 10-year career with Eschelon. Mr. Conklin holds a Bachelor of Business Administration degree from West Texas A&M University.

        Danny de Hoyos has served as Vice President of Customer Service since September 2008. Prior to joining Securus Technologies, Mr. De Hoyos served as Director of Customer Operations for Medica located in Minneapolis, Minnesota. From 2001 through the end of 2007 Mr. de Hoyos was employed by Eschelon Telecom and served as Vice President of Customer Service and Service Delivery. Prior to joining Eschelon, Mr. de Hoyos was Director of Support Services for One World Online in Provo, Utah. Mr. de Hoyos has also held Customer Operations and Call Center Management leadership roles for other technology companies such as Big Planet and Marketing Ally. Mr. de Hoyos has a Bachelor of Science degree from Brigham Young University.

Kathryn S. Lengyel has served as Vice President of Human Resources since June 2007. Prior to joining Securus in July, 2007, Ms. Lengyel held the position of Vice President of Human Resources at Excel Telecommunications from October 2005, where she was an integral part of the company’s acquisition of Vartec Telecom. Ms. Lengyel acted in a leadership capacity at Stone Holdings, Inc. where she was the Director of Human Resources from November 1991 until 2005. She has created a successful track record of employee initiatives, leadership and organizational change management. Ms. Lengyel has diverse Human Resources experience in start-ups, growth and M&A situations. Ms. Lengyel holds both a Bachelor of Science degree in Human Development and a Masters of Education degree in Human Resource Development from Vanderbilt University in Nashville, Tennessee.

Larry V. Ehlers has served as the Vice President of Applications since January of 2009.  Prior to joining Securus Technologies he was Vice President of OSS & Applications at Eschelon Telecom in Minneapolis, Minnesota from 2005 through 2008 and served as Vice President of Corporate Systems at Advanced Telcom in Salem, Oregon from 2000 through 2005 prior to its acquisition by Eschelon.  He was the Director of Information Technology and Operations at Quintessent Communications and a consultant with Network Designs Corporation in Seattle, Washington.  Prior to Network Designs Mr. Ehlers served in a variety of Information Technology roles within the manufacturing industry.  Mr. Ehlers received his Bachelor of Science degree from Iowa State University and holds several technical certifications.

Patrick W. Brolsma has served as our Director of Enterprise Program Management Office and Corporate Development since November of 2008. Mr. Brolsma has over 15 years of senior level telecommunications experience. Prior to joining Securus, Mr. Brolsma spent eight years with Eschelon Telecom where he held leadership positions in Operations, Marketing, and Mergers & Acquisitions. Before Eschelon  Mr. Brolsma held various management positions at US West (Qwest), Sprint Communications and Unisys. Mr. Brolsma has a B.S. degree in Computer Science and Marketing from Minnesota State University in Mankato, Minnesota.

        Anthony A. Tamer has served as a member of the board of directors since February 2004. Mr. Tamer is a co-founding Partner of H.I.G. Capital, LLC and serves as a Managing Partner of the firm. Mr. Tamer has been an active investor in a number of industries throughout H.I.G.’s life. Prior to founding H.I.G. in 1993, Mr. Tamer was a partner at Bain & Company, one of the world’s leading management consulting firms, and, through Bain Capital, one of the most successful private equity funds in the United States. Mr. Tamer has extensive operating experience particularly in the communications and semiconductor industries, having held marketing, engineering and manufacturing positions at Hewlett-Packard and Embarq (formerly Sprint) Corporation. Mr. Tamer holds an M.B.A. degree from Harvard Business School, and a Masters degree in Electrical Engineering from Stanford University. His undergraduate degree is from Rutgers University. He currently serves on the board of directors of several H.I.G. portfolio companies, none of which are registered filers.

Brian D. Schwartz has served as a member of the board of directors since February 2004 and served as President from February until September 2004.  Mr. Schwartz is a Managing Director of H.I.G. Capital Management and HIG Ventures. Since 1994, Mr. Schwartz has led numerous transactions in a diverse set of industries including business services (healthcare and IT), building products, and manufacturing. Prior to joining H.I.G., Mr. Schwartz was a Business Manager in PepsiCo, Inc.’s strategic planning group. Mr. Schwartz began his career with the investment banking firm of Dillon, Read and Co. where he advised clients on transactions encompassing initial public offerings, debt offerings and mergers and acquisitions. Mr. Schwartz earned his M.B.A. from Harvard Business School and his B.S. with honors from the University of Pennsylvania.  He currently serves on the board of directors of several H.I.G. portfolio companies, none of which are registered filers.

Douglas F. Berman has served as a member of the Company’s board of directors since February 2004. Mr. Berman is a Managing Director at H.I.G. Capital. He has made investments in the manufacturing, telecommunications, and business services industries. Since joining H.I.G. in 1996, Mr. Berman has led a number of industry consolidations, purchasing more than 30 businesses creating several industry-leading companies. Prior to joining H.I.G., Mr. Berman was with Bain & Company, where he managed a variety of projects for Fortune 100 clients, developing expertise in telecommunications, financial services, and manufacturing. Mr. Berman earned a Bachelor of Arts degree, with Honors in Economics, from University of Virginia and his M.B.A. from the Wharton School.

Lewis J. Schoenwetter has served as a member of the board of directors since February 2004 and served as Vice President, until January 1, 2005. Mr. Schoenwetter is a Managing Director at H.I.G. Capital. With more than 10 years of experience in private equity investing, Mr. Schoenwetter has played a significant role in more than 30 acquisitions with an aggregate value in excess of $2 billion. Prior to joining H.I.G. in April 2003, Mr. Schoenwetter was a director with Levine Leichtman Capital Partners. He currently serves on the board of directors of several H.I.G. portfolio companies, none of which are registered filers.

Sami W. Mnaymneh previously served as a member of the Company’s board of directors from February 2004 to August 2007 and was re-appointed to the board of directors in July 2008.  Mr. Mnaymneh is a co-founding partner and serves as a Managing Partner of H.I.G. Mr. Mnaymneh has been an active investor in a number of industries throughout H.I.G.’s life. Prior to founding H.I.G. in 1993, Mr. Mnaymneh was a Managing Director at The Blackstone Group, where he specialized in providing financial advisory services to Fortune 100 companies. Mr. Mnaymneh has led over 75 transactions with an aggregate value in excess of $10 billion. Mr. Mnaymneh earned a B.A. degree from Columbia University and subsequently received a J.D. degree and an MBA degree, with honors, from Harvard Law School and Harvard Business School, respectively.  He currently serves on the board of directors of several H.I.G. portfolio companies, none of which are registered filers.

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

Board Committees

Our board of directors directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full board of directors and a standing meeting with our newly-appointed Audit Oversight Director, who replaced the Audit Committee and operates in the same capacity.  During 2009, the board of directors approved the Audit Oversight Charter.

James Neal Thomas serves as the Company’s Audit Oversight Director.  Mr. Thomas qualifies as a financial expert, as defined by SEC regulations, and is independent, as defined by the National Association of Securities Dealers Rule 4200. The duties and responsibilities of the Audit Oversight Director include the appointment and termination of the engagement of our independent public accountants, otherwise overseeing the independent auditor relationship, reviewing our significant accounting policies and internal controls and reporting his findings to the full board of directors.

In addition, from time to time committees may be established under the direction of the board of directors when necessary to address specific issues.

Compensation Committee Interlocks and Insider Participation

Our board of directors has not established a compensation committee. Consequently, the entire board of directors participates in the determination of our executive officers’ compensation.  No compensation meetings were held in 2009.

Indemnification Agreements

We have entered into indemnification agreements with certain of our officers and directors which provide for their indemnification and the reimbursement and advancement to them of expenses, as applicable, in connection with actual or threatened proceedings and claims arising out of their status as a director or officer.

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our code of ethics, which also applies to our directors and all of our officers and employees, is filed as exhibit 14.1 to this report.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

We, the members of the Board of Directors of Securus Technologies, Inc., have reviewed and discussed the Compensation Discussion and Analysis with our Company’s management. Based upon this review and discussion, the Board recommends that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

BOARD OF DIRECTORS
Richard A. Smith
Anthony A. Tamer
Brian D. Schwartz
Douglas F. Berman
Lewis J. Schoenwetter
Sami W. Mnaymneh
James Neal Thomas
Rob Wolfson

 Compensation Discussion and Analysis

Introduction

We have a simple executive compensation program which is intended to provide appropriate compensation that is strongly tied to our results. The program has only three major components: salary, annual bonus and a restricted stock purchase plan. The program provides executives with a significant amount of variable compensation dependent on our performance. For example, for our chief executive officer, more than half of his potential cash compensation is variable and a significant part of his total potential compensation is via our restricted stock purchase plan.

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

The compensation program reflects that we operate with a small team of executives. The executives are each given significant and extensive responsibilities that encompass both our strategic policy and direct day-to-day activities in sales and marketing, finance, legal and regulatory, customer service, product development and other similar activities. The compensation program conditions significant portions of management pay on the achievement of annual (for bonuses) and long term (for restricted stock) financial performance goals.

The compensation packages for executives are designed to promote teamwork by generally using the same performance goal for the annual bonus for all executives. The individual initiative and achievement of an executive is reflected in the level of salary and bonus, which is determined annually by our board of directors. Of course, the primary evaluation of individual performance is made in the decision to retain the services of the executive. If an individual executive is not performing to expectations, the executive is not retained.

Elements of Compensation

Our compensation program has only three principal elements: salary, annual bonus and a restricted stock purchase plan. The remaining compensation paid through employee benefits and perquisites are not significant in amount or as a percentage of any executive’s compensation.

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

We believe that stock-based incentives through the restricted stock purchase plan ensure that our top officers have a continuing stake in our long term success. We maintain the 2004 Restricted Stock Purchase Plan to provide executives with opportunities to acquire our Class B Common Stock, and our policy is to allow only executive officers and key employees to participate.

Employee Benefits. Our executives participate in all of the same employee benefit programs as other employees and on the same basis. These programs are a tax-qualified retirement plan, health and dental insurance, life insurance and disability insurance. Our only active retirement plan for U.S. employees is a 401(k) plan in which executives participate on the same basis as other employees. Additionally, we make a matching contribution to the 401(k) plan. The amount of the matching contribution depends on the percentage of their own compensation, up to IRS limits, that each executive chooses to defer in the 401(k) plan. In 2009, the amount of our matching contributions for the named executive officers ranged from $7,769 to $8,250 as shown in the “All Other Compensation” column on the Summary Compensation Table following this section.

Perquisites. We provide perquisites only for our chief executive officer, Mr. Smith, which consists of a bi-annual reimburse of up to $10,000 related to direct medical costs and up to $150 per month for home and wireless internet charges.

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

For the named executive officers and other executives, annual bonus potential is set as a percentage of salary. The percentage of salary amounts used for this purpose reflects the officer’s duties and responsibilities. The same measurement, EBITDA, is used for all officers and executives to encourage them to focus on the same company goals. In setting the salary and bonus potential, we look at total potential cash compensation for reasonableness and for internal pay equity.

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

We record the grant date fair value of all stock issued to employees as an expense over the related vesting period. We apply the standards required for share based payments in the accounting for issuances of stock under our 2004 Restricted Stock Purchase Plan.

Change of Control Triggers. We provide a change in control benefit under the 2004 Restricted Stock Purchase Plan, which provides for immediate vesting upon a change in control. Additionally, our employment agreements with Mr. Smith and Mr. Markert and severance agreements with the other named executives, which were effective in January 2010, provide that they will receive certain compensation if they are terminated without cause.  (See “Employment Agreements” for a description of compensation and benefits provided to named executives upon termination without cause, including a change in control.)  We believe this benefit will help protect stockholders’ interests during any negotiations relating to a possible business combination transaction by encouraging our top executives to remain with us through a business combination transaction.

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

Compensation Information.  We have engaged a consultant to conduct a benchmarking study of compensation pricing for all employees, including the named executives. Salary market data was assimilated from various sources for the telecommunication and software industries to ensure compensation ranges were in line with external market pricing. The study was completed in June 2009.

Management of Compensation Risk.  Our board of directors has discussed the impact our compensation policies and practices for all of our employees may have on our management of risk and has concluded that our programs do not encourage excessive risk taking. The board considered that the policies have been designed and consistently and effectively applied over a substantial period of time. There is a balance of fixed and variable compensation with both cash and equity components, and employees are required to adhere to the Code of Business Conduct and Ethics.

Fiscal 2009 Compensation

For the 2009 fiscal year, the compensation of executives was set and administered consistent with the philosophy and polices described above. Because we met our performance objectives for 2009, we awarded annual bonuses to our named executive officers. The salaries and bonuses for the named executive officers are shown on the Summary Compensation Table following this section.

For the named executive officers during the 2009 fiscal year, the potential bonus as a percentage of base salary ranged from 50% to 111%.  The 2009 annual expense for restricted stock is shown in the “Stock Awards” column on the Summary Compensation Table following this section.  There were no restricted stock sales to named executives in 2009.

The following table sets forth the summary compensation for each of our named executive officers for the years ended December 31, 2007, 2008 and 2009:

Summary Compensation Table

Name and								Non-Equity
Principal						Stock		Incentive Plan	All Other
Position	Year	Salary		Bonus		Awards		Compensation	Compensation	Total
		(4)						(2)	(1)
Richard A. Smith – Principal Executive Officer, Chairman, Chief Executive Officer and President	2009	$465,231		$-		$107		$464,995	$9,385	$939,718
	2008	$216,346	$			$54	(3)	$204,948	$134,858	$556,206
William D. Markert – Principal Financial Officer, Chief Financial Officer	2009	$223,269		$-		$19		$99,975	$76,437	$399,700
	2008	$99,231	$			$10	(3)	$44,064	$39,437	$182,742
Dennis J. Reinhold - Vice President, General Counsel and Secretary	2009	$223,269		$-		$1,207		$99,975	$7,769	$332,220
	2008	$215,000		$1,000		$4,082	(3)	$88,128	$6,480	$314,690
	2007	$203,616		$100,000	(5)	$5,569		$-	$7,750	$316,935
Daniel A. Crawford - President, Syscon Justice Systems	2009	$269,462		$-		$18		$128,661	$8,250	$406,391
	2008	$224,923		$-		$12	(3)	$96,940	$6,748	$328,623
	2007	$108,327		-		$3		$-	$3,388	$111,718
Robert E. Pickens – Chief Marketing Officer	2009	$223,269		$-		$10		$99,975	$51,708	$374,962
	2008	$45,481		$-		$3		$22,032	$6,783	$74,299

(1)
Includes the discretionary matching contributions by the Company for our 401(k) savings plan, reimbursed relocation expenses and relocation bonuses of $55,719 to Mr. Markert and $40,000 to Mr. Pickens in 2009, and $100,000 to Mr. Smith and $19,281 to Mr.  Markert in 2008.

(2)	Includes bonuses paid in 2010 for attainment of EBITDA objectives in 2009.
(3)	In 2008, Mr. Smith, Mr. Markert, Mr. Reinhold, Mr. Pickens and Mr. Crawford were awarded 57,073 shares, 11,415 shares, 10,273 shares, 5,707 shares and 5,707 shares, respectively.
(4)	2009 salaries included 27 bi-weekly pay periods compared to 26 in 2008.
(5)	Bonus paid in July 2007 related to the consummation of the Syscon acquisition in June 2007.

The following table represents outstanding equity awards, or restricted stock grants that were unvested as of December 31, 2009:

	Outstanding Equity Awards at December 31, 2009
			Equity Incentive Plan	Market or Payout
	Number of	Market Value	Awards: Number of	Value of
	Shares That	Of Shares That	Unearned Shares	Unearned
	Have Not	Have Not	That Have Not	Shares That Have
Name	Vested (1)(a)	Vested(2)	Vested(1)(b)	Not Vested(2)
Richard A. Smith	17,835	178	23,186	232
William D. Markert	2,378	24	6,182	62
Dennis J. Reinhold	2,226	22	5,652	57
Daniel A. Crawford	1,237	12	3,141	31
Robert E. Pickens	1,287	13	3,189	32
Totals	24,963	$249	41,350	$414

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

The following table details the Class B restricted stock shares and the fair value of stock-based compensation to our directors and named executive officers for the year ended December 31, 2009:

	Number of	Value Realized
Name	Shares Vested	On Vesting(1)
Richard A. Smith	16,052	$161
William D. Markert	2,854	29
Dennis J. Reinhold	2,401	24
Daniel A. Crawford	1,334	13
Robert E. Pickens	1,231	12
James Neal Thomas	4,183	42
Totals	28,055	$281

(1)
The fair value is representative of the most recent fair value of $.01 per share times the number of shares vested during 2009. None of the directors or named executive officers received cash or other property as their restricted shares vested. Because of the transfer restrictions on our Class B Common Stock, the holders of such shares cannot freely transfer them.

Employment Agreements

On June 11, 2008, we entered into an employment agreement with Richard A. Smith to appoint him as our President and Chief Executive Officer.  The employment contract extends through July 1, 2012 and provides that Mr. Smith will receive (i) a minimum base salary of $450,000 per year; (ii) the potential to earn an annual bonus of $500,000, which is earned upon achievement of objectives mutually agreed upon by Mr. Smith and our board of directors each year; (iii) eligibility to receive restricted stock shares of the Company’s Class B common stock; and (iv) other benefits, such as life and health insurance, paid vacation, and reimbursement of business expenses.  Additionally, in 2008 Mr. Smith received a one-time bonus of $100,000 in conjunction with the sale of his primary residence and reimbursement of his moving expenses. Mr. Smith will also receive a $200,000 bonus payable at the end of the contract term.

Mr. Smith reports directly to the board of directors and must secure the board’s written consent before consulting with any other entity or gaining more than a 5% ownership interest in any enterprise other than ours, unless such ownership interest will not have a material adverse effect upon his ability to perform his duties under this agreement. We may terminate Mr. Smith’s employment for cause, in which case we will pay him any base salary accrued or owing to him through the date of termination, less any amounts he owes to us. We may also terminate Mr. Smith’s employment without cause or Mr. Smith may terminate his own employment due to the occurrence of events constituting constructive discharge. If Mr. Smith is terminated without cause or is constructively discharged, including upon a change of control, we will pay Mr. Smith an amount equal to (i) the lesser of (1) two times his annual base salary or (2) the amount of remaining base salary that would have been payable to him from the date of such termination of employment through the agreement expiry date provided that amount is not less than Mr. Smith’s base annual salary, plus (ii) the benefits which were paid to him in the year prior to the year in which his employment was terminated, plus (iii) a pro-rated bonus for the year in which Mr. Smith’s employment was terminated.

During Mr. Smith’s employment and for the two-year period immediately following the expiration or earlier termination of the employment period, Mr. Smith is prohibited from competing with us anywhere in the United States, including locations in which we currently operate and plan to expand, and must abide by customary covenants to safeguard our confidential information.

In 2008, we entered into an employment agreement with William D. Markert to appoint him as our Chief Financial Officer.  The employment contract extends through July 1, 2012 and provides that Mr. Markert will receive (i) a minimum base salary of $215,000 per year; (ii) the potential to earn an  incentive bonus of $107,000, which is earned upon achievement of objectives determined by our board of directors each year; (iii) eligibility to receive restricted stock shares of the Company’s Class B common stock; and (iv) other benefits, such as life and health insurance, paid vacation, and reimbursement of business expenses.  Additionally, Mr. Markert received a one-time bonus of $75,000 in conjunction with the sale of his primary residence and reimbursement of his moving expenses. If Mr. Markert is terminated without cause, including upon a change in control, he will be entitled to receive up to twelve months of compensation and benefits from the effective date of his termination.

In January of 2010 we entered into severance agreements with other named executives, which provide for continued payment of their base salaries and heath care benefits for a period of one year from their termination date should they be terminated without cause, including a change in control.

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

On March 25, 2009, we filed a Fourth Amended and Restated Certificate of Incorporation, which authorized 175,000 shares of Class B Common Stock for issuance. All issued shares of Common Stock are entitled to vote on a one share/one vote basis. The Restricted Stock Purchase Plan is designed to serve as an incentive to attract and retain qualified and competent employees. The per share purchase price for each share of restricted stock is determined by our board of directors. Generally, restricted stock will vest based on performance criteria, ratably over a period or periods, or upon a change of control of the Company, as provided in the related restricted stock purchase agreements and the plan.

Director Compensation

Except for Messrs. McCarthy and Thomas, our directors receive no compensation for serving on the board; however, they receive reimbursement of reasonable expenses incurred in attending meetings. In June 2009, Mr. McCarthy resigned from the Audit Committee and board of directors of the Company. Mr. McCarthy received $48,750 for serving on the board and Audit Committee in 2009. Mr. Thomas receives $74,000 annually for serving on the board and as the Audit Oversight Director. Additionally, Mr. Thomas and Mr. McCarthy each purchased 1.335 shares of restricted stock for $10.00 per share and 4,561 shares of restricted stock for $.01 per share in 2006 and 2008. No shares were purchased during 2007 and 2009.  Our outside director compensation for the year ended December 31, 2009 is as follows:

Director Compensation Table(1)
	Fees Earned
	or Paid	Stock	Total
Name	In Cash	Awards	Compensation
James Neal Thomas	$74,000	$8	$74,008
Jack McCarthy	$48,750	$8	$48,758

(1)	Our only equity compensation plan is our 2004 restricted stock plan which has been approved by shareholders. As of December 31, 2009, there were 175,000 shares authorized under the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth certain information, as of March 1, 2010, with respect to the beneficial ownership of shares of our common stock by:

•	each person who is known to us to beneficially own more than 5% of the outstanding shares of common stock;

•	each of our directors;

•	each of the principal executive officer, principal financial officer and the three other most highly compensated executive officers who were serving as executive officers on December 31, 2009; and

•	all current directors and executive officers as a group.

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

	Number of Shares
	Beneficially Owned (1)
			Class B	Percentage
	Preferred	Common	Common	of Common
Name and Address of Beneficial Owner (1)	Stock (2)	Stock	Stock	Stock (3)
5% Stockholders
H.I.G.-TNetix, Inc.(4)	5,081	495		86.93%
1001 Brickell Bay Drive, 27th Floor Miami, Florida 33131
AIF Investment Company(4)	1,558	152		26.66%
1001 Brickell Bay Drive, 27th Floor Miami, Florida 33131
Directors
Richard A. Smith(5)			57,073	4.88%
Anthony A. Tamer(6)	5,081	495		86.93%
Brian D. Schwartz(6)	5,081	495		86.93%
Douglas F. Berman(6)	5,081	495		86.93%
Lewis J. Schoenwetter(6)	5,081	495		86.93%
Sami W. Mnaymneh(6)	5,081	495		86.93%
James Neal Thomas(5)			4,563	*
Rob Wolfson (6)	5,081	495		86.93%
Other Named Executive Officers
William B. Markert(5)			11,415	*
Dennis J. Reinhold(5)			10,279	*
Robert E. Pickens(5)			5,707	*
Daniel A. Crawford(5)			5,712	*
Directors and executive officers as a group –(15 persons) (7)	5,081	495	125,290	97.65%

*	Denotes less than 1%
(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Securus Technologies, Inc., 14651 Dallas Parkway, Suite 600, Dallas, Texas 75254-8815
(2)	The Series A Redeemable Convertible Preferred Stock converts into 200 shares of Common Stock , as adjusted for certain events.
(3)
Represents the aggregate ownership of our Common Stock and Class B Common Stock on a fully diluted basis. Calculated based on 149,353 shares of Common Stock and Class B Common Stock outstanding as of March 1, 2010, giving effect to immediately exercisable options and warrants to purchase an aggregate of 51.011 shares of Common Stock granted in connection with our senior subordinated debt financing and conversion of preferred stock.

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

(7)
Represents (a) 125,290 shares beneficially owned by Richard A. Smith, William B. Markert, Dennis J. Reinhold, Dan A. Crawford, Steve Viefaus, James  Neil Thomas, Kathryn S. Lengyel, Danny de Hoyos, Arlin B. Goldberg, Robert E. Pickens, Larry Ehlers, Patrick W. Brolsma, Joshua E. Conklin and Byron Cantrall and (b) 495 Common Stock and 5,081 Preferred Stock beneficially owned by H.I.G.-TNetix, Inc. and AIF Investment Company and attributable to each of the Messrs. Tamer, Schwartz, Wolfson, Mnaymneh, Berman and Schoenwetter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 Related Party Transaction Policy

    We expect our directors, officers and employees to act and make decisions that are in our best interests and encourage them to avoid situations which present a conflict between our interests and their own personal interests. Under our code of ethics, our directors, officers and employees are prohibited from taking any action that may make it difficult for them to perform their duties, responsibilities and services to us in an objective and fair manner.

        The entire board of directors is responsible for reviewing and approving or ratifying all material transactions between us and our subsidiaries with any related party. To identify related party transactions, each year we require our directors and officers to complete Director and Officer Questionnaires identifying any transactions with us in which the officer or director or their immediate family members have an interest. Related parties include any of our directors or executive officers, and their immediate family members. The types of transactions that must be reviewed and approved include extensions of credit and other business relationships.

        We reviewed related party transactions for a conflict of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with our interests. Our Code of Ethics requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify the Audit Oversight Director. Other than our Code of Ethics, our related party transaction policy is not in writing.

Restricted Stock Purchase Agreements

We have a restricted stock purchase agreement with Mr. Smith and other members of our management pursuant to our 2004 Restricted Stock Plan. The maximum number of shares of Class B Common Stock available under the 2004 Restricted Stock Purchase Plan was 175,000 as of December 31, 2009, subject to adjustment.  As of December 31, 2009, an aggregate of 140,792 shares were issued under the plan to executives, employees and members of our board of directors. Pursuant to the terms of the plan and the applicable restricted stock purchase agreements, shares of Class B Common Stock are subject to time and performance vesting based upon the length of service such executive has with us and other vesting criteria including obtaining a specified sales price in connection with our sale to an independent third party. Shares of Common Stock issuable pursuant to restricted stock purchase agreements are subject to certain rights of repurchase and certain restrictions on transfer. Generally, if an executive’s employment is terminated, shares of restricted stock that have not vested prior to or in connection with a sale of us to an independent third party are forfeited to us without consideration.

Equity Investment by Richard A. Smith

In June of 2008 Mr. Richard A. Smith, Chairman, Chief Executive Officer and President, was issued 57,072.61 shares of the Company’s Class B Common Stock pursuant to a restricted stock purchase agreement. These restricted shares are subject to forfeiture pursuant to the terms of our 2004 Restricted Stock Purchase Plan and the restrictions described hereafter. With respect to 25.0% of the restricted stock, the restriction period ends upon the sale of our stock by certain of our other stockholders. The restriction period for 50.0% of the restricted stock ends upon the lapse of time each December 31 and June 30. With respect to the remaining shares, the restriction period ends upon our attainment of certain performance measures determined by our board of directors and Mr. Smith. Further, upon a change of control, the restriction period will end for all of Mr. Smith’s restricted shares that have not previously vested. The restricted shares are entitled to dividends, if declared, which will be distributed upon termination of the restriction period with respect to any such restricted shares.

Stockholders’ Agreement

We and our stockholders have entered into a stockholders’ agreement to assure continuity in our management and ownership, to limit the manner in which our outstanding shares of capital stock may be transferred, and to provide certain registration rights. The stockholders’ agreement provides for customary transfer restrictions, rights of first refusal for us and our stockholders, preemptive rights, drag-along and tag-along rights, and registration rights.  The stockholders’ agreement also provides that as long as H.I.G.-TNetix, Inc., or its affiliates owns more than 50% of our Common Stock, H.I.G.-TNetix or its affiliate may designate the majority of our board of directors. We have also agreed to pay an aggregate of $0.1 million annually on a pro rata basis to those previous Evercom stockholders who invested in our Company contemporaneously with the closing of the Evercom acquisition.

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

Professional Services Agreement

We also have a professional services agreement with H.I.G., pursuant to which H.I.G. is paid investment banking fees equal to 2% of the value of any transaction in which we (i) sell all or substantially all of our assets or a majority of our stock, (ii) acquire any other companies, or (iii) secure any debt or equity financing. In connection with the refinancing of our revolving credit facility (See Note 5), H.I.G. received a professional service fee equal to 2% of the transaction value, or $0.8 million, in 2008.  No professional service fee was paid in 2009.

Management

Certain of our directors are affiliated with H.I.G. Mr. Tamer and Mr. Mnaymneh are managing partners of H.I.G. and Mr. Berman, Mr. Schwartz, Mr. Wolfson and Mr. Schoenwetter are managing directors of H.I.G.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Audit Fees

The following table represents the aggregate fees paid or accrued for services rendered by McGladrey & Pullen LLP, our independent registered public accounting firm, for the year ended December 31,  2009 and by KPMG, our previous independent registered public accounting firm, for the year ended December 31, 2008 (in thousands).

	2008	2009
Audit fees	$725	$477
Audit-related fees	-	49
Tax fees	29	-
Total fees	$754	$526

Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.  Fees were paid to KPMG LLP related to the audit of our 2008 financial statements and to McGladrey & Pullen LLP related to the audit of our 2009 financial statements.

Audit-Related Fees

These are fees for assurance and related services and consisted primarily of audits of employee benefit plans, specific internal control process reviews and consultations regarding accounting and financial reporting.  There were no audit-related services provided by our principal accountants in 2008.

Tax Fees

Tax fees consist of fees for tax compliance and tax advice services associated with the preparation of original tax returns and requests for technical advice from taxing authorities. Tax services are provided by an outside firm for our tax related matters within the United States and by KPMG LLP Canada for tax services related to our foreign jurisdisctions.

Audit Oversight Director's Pre-approval Policy and Procedures

The Audit Oversight Director (formerly the Audit Committee) has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent auditor. This policy generally provides that we will not engage our independent auditor to render audit or non-audit services unless the service is specifically approved in advance by the Audit Oversight Director or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Oversight Director may pre-approve specified types of services that are expected to be provided to us by our independent auditor during the next 12 months. Any such pre-approval would be detailed as to the particular service or type of services to be provided and would be generally subject to a maximum dollar amount.

 All of our 2009 audit and audit-related services were approved by the Audit Oversight Director pursuant to our Audit Oversight Charter.  No other services were provided by our independent auditor that were not approved by the Audit Oversight Director pursuant to the de minimis exception to the pre-approval requirement set forth in paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

During fiscal year 2009, the Audit Committee of the board of directors of the Company approved the change in principal accountants.  In April of 2009, the Company engaged McGladrey & Pullen, LLP (“McGladrey”) as its principal accountant to audit the Company’s financial statements. During the two most recent fiscal years ended December 31, 2008 and the subsequent interim period in 2009, the Company had not consulted with McGladrey regarding any of the following: (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that McGladrey concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (2) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

During the two most recent fiscal years ended December 31, 2008 and the subsequent interim period in 2009, there were no disagreements between KPMG and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of any such disagreement with its report. No reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, occurred within the Company’s two most recent fiscal years ended December 31, 2008 and the subsequent interim period in 2009.

 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to Consolidated Financial Statements

1.	Financial Statements: The following financial statements and schedules of Securus Technologies, Inc. are included in this report:
	•	Consolidated Balance Sheets — As of December 31, 2008 and December 31, 2009.

	•	Consolidated Statements of Operations —For the Years Ended December 31, 2007, 2008 and 2009.

	•	Consolidated Statements of Stockholders’ Deficit —For the Years Ended December 31, 2007, 2008 and 2009.

	•	Consolidated Statements of Cash Flows — For the Years Ended December 31, 2007, 2008 and 2009.

	•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules: None.

3.	Exhibits: The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index on page 86 which is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2010.

SECURUS TECHNOLOGIES, INC.

By:	/s/ RICHARD A. SMITH
Richard A. Smith,
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities below on the dates indicated.

Signature	Capacity	Date

/s/ RICHARD A. SMITH	Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)	March 15, 2010
Richard A. Smith

/s/ ANTHONY A. TAMER	Director	March 15, 2010
Anthony A. Tamer

/s/ BRIAN D. SCHWARTZ	Director	March 15, 2010
Brian D. Schwartz

/s/ DOUGLAS F. BERMAN	Director	March 15, 2010
Douglas F. Berman

/s/ LEWIS J. SCHOENWETTER	Director	March 15, 2010
Lewis J. Schoenwetter

/s/ SAMI W. MNAYMNEH	Director	March 15, 2010
Sami W. Mnaymneh

/s/ ROB WOLFSON	Director	March 15, 2010
Rob Wolfson

/s/ JAMES NEAL THOMAS	Director	March 15, 2010
James Neal Thomas

/s/ WILLIAM D. MARKERT	Chief Financial Officer	March 15, 2010
William D. Markert	(Principal Financial Officer)

/s/ MARY F. CLEAR	Vice President, Corporate Controller	March 15, 2010
Mary F. Clear	(Principal Accounting Officer)

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

10.5	2004 Restricted Stock Purchase Plan, incorporated by reference from Form 10-Q filed November 14, 2006.

10.6	Fourth Amendment to 2004 Restricted Stock Purchase Plan and Stockholder Consent, increasing authorized shares under the plan, incorporated by reference from Form 10-K filed March 31, 2009.

10.7	Employment Agreement, dated June 11, 2008, by and between Securus Technologies, Inc. and Richard A. Smith, incorporated by reference from Form 8-K filed June 13, 2008.

10.8	Restricted Stock Purchase Agreement, dated June 23, 2008, by and between Securus Technologies, Inc and Richard A. Smith, incorporated by reference from Form 8-K filed June 13, 2008.

10.9	Employment Agreement, dated June 20, 2008, by and between Securus Technologies, Inc. and William D. Markert, incorporated by reference from Form 8-K filed June 24, 2008.

10.10	Restricted Stock Purchase Agreement, dated June 30, 2008, by and between Securus Technologies, Inc and William D. Markert, incorporated by reference from Form 8-K filed June 24, 2008.

14.1*	Securus Code of Ethics

21.1*	Schedule of Subsidiaries of Securus Technologies, Inc.

23.1*	Consent of KPMG LLP

23.2*	Consent of McGladrey & Pullen LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

*	Filed herewith.